Form 10QSB
period 1996-06-30
NATIONAL PROPERTY INVESTORS 6
filed 1996-08-08
CIK 708870

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549


                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the transition period.........to.........

                         Commission file number 0-11864


                          NATIONAL PROPERTY INVESTORS 6
        (Exact name of small business issuer as specified in its charter)


         California                                           13-3140364
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

                   One Insignia Financial Plaza, P.O. Box 1089
                      Greenville, South Carolina 29602
                  (Address of principal executive offices)

                                 (864) 239-1000
                           Issuer's telephone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                        NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 1996

 Assets
      Cash and cash equivalents                                         $   7,425
      Escrows for taxes and insurance                                         383
      Other assets                                                          1,042
      Investment properties:
            Land                                        $   5,366
            Buildings and related personal property        71,948
                                                           77,314
            Less accumulated depreciation                 (45,789)         31,525
                                                                        $  40,375

 Liabilities and Partners' Capital (Deficit)
 Liabilities
      Accounts payable and accrued expenses                             $     895
      Tenant security deposits                                                334
      Mortgage payable                                                     24,549

 Partners' Capital (Deficit)
      Limited partners' (109,600 units issued and
            outstanding)                                $  14,999
      General partner's                                      (402)         14,597
                                                                        $  40,375

                 See Accompanying Notes to Financial Statements



b)                        NATIONAL PROPERTY INVESTORS 6

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                    1996           1995           1996          1995
 Revenues:
    Rental income                $   3,223      $   3,195     $    6,488     $     6,367
    Other income                       291            219            502             418
           Total revenues            3,514          3,414          6,990           6,785
 Expenses:
    Operating                        1,738          1,843          3,322           3,398
    Interest                           600            608          1,200           1,218
    Depreciation                       798            894          1,581           1,788
    General and administrative          84            121            176             232
           Total expenses            3,220          3,466          6,279           6,636

    Net income (loss)            $     294      $     (52)    $      711      $      149

 Net income (loss) allocated
    to general partner (1%)      $       3      $      (1)    $        7      $        1

 Net income (loss) allocated
    to limited partners (99%)          291            (51)           704             148
                                 $     294      $     (52)    $      711       $     149
 Net income (loss) per
    limited partnership unit     $    2.65      $    (.47)    $     6.42       $    1.35


                 See Accompanying Notes to Financial Statements

   c)                     NATIONAL PROPERTY INVESTORS 6

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)


                                 Limited
                               Partnership      General        Limited
                                  Units        Partner's      Partners'       Total
Original capital contributions    109,600       $      1      $  54,800     $   54,801

Partners' capital (deficit) at
    December 31, 1995             109,600       $   (409)     $  14,295     $   13,886

Net income for the six months
    ended June 30, 1996                --              7            704            711

Partners' capital (deficit) at
    June 30, 1996                 109,600       $   (402)     $  14,999     $   14,597

                 See Accompanying Notes to Financial Statements

d)                        NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Six Months Ended
                                                                  June 30,
                                                             1996            1995
 Cash flows from operating activities:
   Net income                                               $    711       $     149
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                               1,581           1,788
    Amortization of loan costs                                    51              52
    Change in accounts:
     Escrows for taxes and insurance                            (109)           (190)
     Other assets                                                (72)            (53)
     Accounts payable and accrued expenses                       422             206
     Tenant security deposit liabilities                         (58)            (59)

       Net cash provided by operating activities               2,526           1,893

 Cash flows from investing activities:
     Property improvements and replacements                     (379)           (404)

       Net cash used in investing activities                    (379)           (404)

 Cash flows from financing activities:
     Payments of mortgage notes payable                         (172)           (157)

       Net cash used in financing activities                    (172)           (157)

 Net increase in cash and cash equivalents                     1,975           1,332

 Cash and cash equivalents at beginning of period              5,450           2,436

 Cash and cash equivalents at end of period                 $  7,425        $  3,768

 Supplemental information:
    Cash paid for interest                                  $  1,151        $  1,166

                 See Accompanying Notes to Financial Statements


e)                        NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:

                                                          For the Six Months Ended
                                                                    June 30,
                                                             1996           1995
Property management fees (included in operating
   expenses)                                               $345,000       $330,000
Reimbursement for services of affiliates (included
   in general and administrative and operating
   expenses)                                                158,000        207,000

For the period from January 19, 1996, to June 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

For the period ended June 30, 1995, NPI Equity was paid fees of $7,000 relating to the successful real estate tax appeals on the Partnership's investment properties. These fees are included in operating expenses. NPI Equity is a wholly-owned subsidiary of NPI.

Included in operating expenses for the six months ended June 30, 1995, are insurance premiums of approximately $177,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

NPI Equity is the general partner of the Partnership. NPI Equity is a wholly owned subsidiary of NPI.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia, a Delaware corporation, all of the issued and outstanding common stock of NPI for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.

Note C - Tenant-In-Common Property

The Partnership currently owns The Village Apartments, as a tenant-in-common with National Property Investors 5 ("NPI 5"), an affiliated public limited partnership. NPI 5 acquired a 24.028 percent undivided interest with the Partnership owning the remaining 75.972 percent. The property is accounted for using the proportionate consolidation method. The financial statements and supplementary data reflect the Partnership's 75.972 percent proportionate share of historical cost of this property.

The condensed, combined balance sheets of The Village Apartments and the Partnership's proportionate share of assets, liabilities and equity at June 30, 1996, and the condensed, combined statements of operations of The Village Apartments and the Partnership's proportionate share of revenues and expenses for the six and three month periods ended June 30, 1996 and 1995, are summarized as follows:


                                                          (In thousands)

                                                                   PROPORTIONATE
                                                       COMBINED        SHARE

                                                        June 30,       June 30,
                                                         1996           1996
Total assets, primarily real estate                    $13,093        $10,007

Liabilities, primarily a mortgage payable              $11,601        $ 8,814

Equity                                                   1,492          1,193

Total liabilities and equity                           $13,093        $10,007


Note C - Tenant-In-Common Property - (continued)

                                           COMBINED            PROPORTIONATE SHARE
                                       Six Months Ended         Six Months Ended
                                      June 30,     June 30,    June 30,    June 30,
                                        1996         1995       1996         1995
Total revenues                       $   2,240    $  2,168      $ 1,702   $  1,647

Operating and other expenses         $   1,214    $  1,204      $   923   $    915

Depreciation                               364         373          276        283

Mortgage interest                          501         507          381        385

Total expenses                           2,079       2,084        1,580      1,583

Net income                           $     161     $    84      $   122   $     64

                                           COMBINED            PROPORTIONATE SHARE
                                       Three Months Ended      Three Months Ended

                                      June 30,      June 30,    June 30,    June 30,
                                        1996          1995        1996        1995
Total revenues                       $ 1,167       $  1,086     $    886  $    825

Operating and other expenses         $   614       $    654     $    466  $    497

Depreciation                             183            187          139       142

Mortgage interest                        250            253          190       192

Total expenses                         1,047          1,094          795       831

Net income                           $   120       $     (8)    $     91  $     (6)



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:
                                                   Average
                                                  Occupancy
Property                                     1996           1995

Ski Lodge Apartments
   Montgomery, Alabama                        93%            93%

Rocky Ridge Apartments
   Birmingham, Alabama                        92%            98%

Place du Plantier Apartments
   Baton Rouge, Louisiana                     90%            96%

Fairway View Phase I Apartments
   Baton Rouge, Louisiana                     95%            98%

Colony at Kenilworth Apartments
   Towson, Maryland                           92%            93%

Alpine Village Apartments
   Birmingham, Alabama                        92%            98%

The Village Apartments (1)
   Voorhees, New Jersey                       93%            95%

(1) This property was purchased as a tenancy in common with National Property Investors 5, an affiliated public partnership, which acquired a 24.028% undivided interest, with the Partnership owning the remaining 75.972%.

The Managing General Partner attributes the decreases in occupancy at Rocky Ridge and Alpine Village to layoffs at a large area corporation, an increased number of home purchases, and the construction of three new apartment communities in the area. Occupancy decreased at Place du Plantier and Fairway View Phase I as a result of newly constructed units becoming available in the already competitive Baton Rouge market. Despite the overall drop in occupancy at the Partnership's properties, rental income at all of the properties, except Place du Plantier, increased as a result of increases in rental rates.

The Partnership's net income for the six months ended June 30, 1996, was approximately $711,000 compared to a net income of approximately $149,000 for the corresponding period of 1995. The net income for the three months ended June 30, 1996, was approximately $294,000 compared to a net loss of approximately $52,000 for the three months ended June 30, 1995. The increase in net income is partially due to increased rental revenues as a result of rental rate increases at all properties. Also contributing to the increased net income was an increase in other income due to increased interest income resulting from additional cash reserves held by the Partnership. In addition to increased revenues, decreases in depreciation expense and general and administrative expenses contributed to the increase in net income. Depreciation expense decreased as a result of certain assets becoming fully depreciated in 1995. General and administrative expenses were reduced as a result of a decrease in expense reimbursements paid to affiliates of the Managing General Partner in 1996.

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

At June 30, 1996, the Partnership had unrestricted cash of $7,425,000, as compared to $3,768,000 at June 30, 1995. Net cash provided by operating activities increased primarily as a result of the increase in net income as discussed above. Also contributing to the increase in cash provided by operating activities was an increase in prepayments of rent. The decrease in cash used in investing activities is due to decreased property improvements and replacements in 1996.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $24,549,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Currently, the Managing General Partner is attempting to refinance all the Partnership's properties with the exception of The Village Apartments. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made in 1995 or during the first six months of 1996. Currently, the Managing General Partner is evaluating the feasibility of a cash distribution of cash reserves in 1996. At this time, it appears that the original investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K:  None filed during the quarter ended June 30, 1996.



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





                                 NATIONAL PROPERTY INVESTORS 6


                                 By:   NPI EQUITY INVESTMENTS, INC.
                                       Its Managing General Partner



                                 By:   /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director


                                 By:   /s/Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer


                                 Date: August 8, 1996