Form 10QSB
period 1996-09-30
NATIONAL PROPERTY INVESTORS 6
filed 1996-11-01
CIK 708870

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


              For the quarterly period ended September 30, 1996


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

 a)                     NATIONAL PROPERTY INVESTORS 6

                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                              September 30, 1996

Assets
 Cash and cash equivalents                                              $   16,663
 Escrows for taxes and insurance                                               385
 Restricted escrows                                                            977
 Other assets                                                                1,740
 Investment properties:
       Land                                            $    5,366
       Buildings and related personal property             72,375
                                                           77,741
       Less accumulated depreciation                      (46,593)          31,148
                                                                        $   50,913

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable and accrued expenses                                 $      573
  Tenant security deposits                                                     319
  Mortgages payable                                                         35,570

Partners' Capital (Deficit):
  Limited partners' (109,600 units issued and
      outstanding)                                      $  14,854
  General partner's                                          (403)          14,451
                                                                        $   50,913

                See Accompanying Notes to Financial Statements

b>                          NATIONAL PROPERTY INVESTORS 6

                               STATEMENTS OF OPERATIONS
                                    (Unaudited)
                        (in thousands, except unit data)

                                        Three Months Ended      Nine Months Ended
                                          September 30,           September 30,
                                         1996        1995      1996          1995
Revenues:
  Rental income                       $  3,244   $   3,262   $ 9,732     $   9,629
  Other income                             284         212       786           630
      Total revenues                     3,528       3,474    10,518        10,259

Expenses:
  Operating                              1,825       1,846     5,147         5,244
  Interest                                 600         608     1,800         1,826
  Depreciation                             804         894     2,385         2,682
  General and administrative                90          88       266           320
      Total expenses                     3,319       3,436     9,598        10,072

Income before extraordinary
   loss                                    209          38       920           187
Extraordinary loss on
   debt refinancing                       (355)         --      (355)           --
Net (loss) income                     $   (146)  $      38   $   565     $     187

Net (loss) income allocated
  to general partner (1%)             $     (1)  $      --   $     6     $       2

Net (loss) income allocated
  to limited partners (99%)               (145)         38       559           185
                                      $   (146)  $      38   $   565     $     187

Net (loss) income per limited
  partnership unit:
   Income before
     extraordinary loss               $   1.89   $    .35    $  8.31     $    1.69
   Extraordinary loss on
     debt refinancing                    (3.21)        --      (3.21)           --
Net (loss) income per limited
    partnership unit                  $  (1.32)  $    .35    $  5.10     $    1.69

                 See Accompanying Notes to Financial Statements


c)                            NATIONAL PROPERTY INVESTORS  6

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)


                                   Limited
                                 Partnership  General     Limited
                                    Units     Partner's   Partners'     Total


Original capital contributions     109,600      $      1   $  54,800   $ 54,801

Partners' capital (deficit)
   at December 31, 1995            109,600      $   (409)  $  14,295   $ 13,886

Net income for the nine months
    ended September 30, 1996            --             6         559        565

Partners' capital (deficit) at
   September 30, 1996              109,600      $   (403)  $  14,854   $ 14,451


                      See Accompanying Notes to Financial Statements


d)                         NATIONAL PROPERTY INVESTORS 6

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                           Nine Months Ended
                                                              September 30,
                                                            1996         1995
Cash flows from operating activities:
 Net income                                             $     565     $     187
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                              2,385         2,682
  Amortization of loan costs                                   78            78
  Extraordinary loss on debt refinancing                      355            --
  Change in accounts:
   Escrows for taxes and insurance                           (111)          (54)
   Other assets                                              (149)           10
   Accounts payable and accrued expenses                      100           107
   Tenant security deposit liabilities                        (73)          (72)

     Net cash provided by operating activities              3,150         2,938

Cash flows from investing activities:
   Deposits to restricted escrows                            (886)           --
   Receipts from restricted escrows                            --            91
   Property improvements and replacements                    (806)         (680)

     Net cash used in investing activities                 (1,692)         (589)

Cash flows from financing activities:
   Mortgage principal payments                               (271)         (238)
   Repayment of mortgage notes payable                    (16,030)           --
   Proceeds from refinancing of debt                       27,150            --
   Loan costs                                                (820)           --
   Debt extinguishment costs                                 (274)           --

     Net cash provided by (used in) financing
       activities                                           9,755          (238)

Net increase in cash and cash equivalents                  11,213         2,111

Cash and cash equivalents at beginning of period            5,450         2,436

Cash and cash equivalents at end of period              $  16,663     $   4,547

Supplemental information:
  Cash paid for interest                                $   1,916     $   1,747


                 See Accompanying Notes to Financial Statements



e)                         NATIONAL PROPERTY INVESTORS 6

                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

NPI Equity is the general partner of the Partnership. NPI Equity is a wholly owned subsidiary of National Property Investors, Inc. ("NPI").

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, all of the issued and outstanding common stock of NPI. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES - (continued)

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995:

                                                      For the Nine Months Ended
                                                             September 30,
                                                          1996           1995
Property management fees (included in operating
  expenses)                                             $516,000       $499,000
Reimbursement for services of affiliates (included
  in general and administrative and operating
  expenses)                                              228,000        301,000


During the nine months ended September 30, 1996, the Partnership paid approximately $284,000 to an affiliate of the Managing General Partner for brokerage fees incurred in connection with the September 30, 1996, refinancing of all of the Partnership's properties except The Village (see "Note D"). These charges have been capitalized as loan costs, and will be amortized over the life of the loans.

For the period from January 19, 1996, to September 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

For the period ended September 30, 1995, NPI Equity was paid fees of $7,000 relating to successful real estate tax appeals on the Partnership's investment properties. These fees are included in operating expenses.

Included in operating expenses for the nine months ended September 30, 1995, are insurance premiums of approximately $266,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.


NOTE C - TENANT-IN-COMMON PROPERTY

The Partnership currently owns The Village Apartments, as a tenant-in-common with National Property Investors 5 ("NPI 5"), an affiliated public limited partnership. NPI 5 acquired a 24.028% undivided interest with the Partnership owning the remaining 75.972%. The property is accounted for using the proportionate consolidation method. The financial statements and supplementary data reflect the Partnership's 75.972% proportionate share of historical cost of this property.

The condensed, combined balance sheets of The Village Apartments and the Partnership's proportionate share of assets, liabilities and equity at September 30, 1996, and the condensed, combined statements of operations of The Village Apartments and the Partnership's proportionate share of revenues and expenses for the nine and three month periods ended September 30, 1996 and 1995, are summarized as follows:

                                                          (In thousands)
                                                                       PROPORTIONATE
                                                      COMBINED             SHARE
                                                    September 30,       September 30,
                                                        1996                1996
Total assets, primarily real estate                $   12,910          $     9,868

Liabilities, primarily a mortgage payable          $   11,344          $     8,618

Equity                                                  1,566                1,250

Total liabilities and equity                       $   12,910          $     9,868


                                       COMBINED             PROPORTIONATE SHARE
                                   Nine Months Ended         Nine Months Ended
                                      September 30,             September 30,
                                    1996          1995          1996         1995
Total revenues                   $  3,419      $  3,292      $  2,597     $  2,501

Operating and other expenses     $  1,879      $  1,871      $  1,428     $  1,421

Depreciation                          553           559           420          425

Mortgage interest                     752           761           571          578

Total expenses                      3,184         3,191         2,419        2,424

Net income                       $    235      $    101      $    178     $     77


                                             COMBINED            PROPORTIONATE SHARE
                                        Three Months Ended       Three Months Ended
                                           September 30,            September 30,
                                          1996         1995        1996       1995
Total revenues                         $  1,179    $  1,124    $    895   $    854

Operating and other expenses           $    665    $    667    $    505   $    506

Depreciation                                189         186         144        142

Mortgage interest                           251         254         190        193

Total expenses                            1,105       1,107         839        841

Net income                             $     74    $     17    $     56   $     13



NOTE D - EXTRAORDINARY LOSS ON DEBT REFINANCING

On September 30, 1996, the Managing General Partner refinanced the mortgages on all of the Partnership's properties except The Village. The mortgages were refinanced into short-term temporary loans at 8% interest, which mature on November 15, 1996. Payments of interest only are due on the first day of each month until the loans mature. The Managing General Partner is currently in the process of closing the permanent refinancing on all of the affected properties.

The refinancing of Rocky Ridge Apartments replaced indebtedness of approximately $1,496,000 with a new mortgage in the amount of $1,450,000. The Partnership paid a prepayment premium of approximately $15,000 and wrote off unamortized loan costs of approximately $18,000 resulting in an extraordinary loss on refinancing of approximately $33,000.

The refinancing of Place du Plaintier replaced indebtedness of approximately $2,358,000 with a new mortgage in the amount of $3,800,000. The Partnership paid a prepayment premium of approximately $24,000 and wrote off unamortized loan costs of approximately $2,000 resulting in an extraordinary loss on refinancing of approximately $26,000.

The refinancing of Fairway View replaced indebtedness of approximately $2,357,000 with a new mortgage in the amount of $4,000,000. The Partnership paid a prepayment premium of approximately $24,000 and wrote off loan costs of approximately $2,000 resulting in an extraordinary loss on refinancing of approximately $26,000.

The refinancing of Colony at Kenilworth replaced indebtedness of approximately $7,924,000 with a new mortgage in the amount of $9,000,000. The Partnership paid a prepayment premium of approximately $193,000 and wrote off loan costs of approximately $36,000 resulting in an extraordinary loss on refinancing of approximately $229,000.

NOTE D - EXTRAORDINARY LOSS ON DEBT REFINANCING - (continued)

The refinancing of Alpine Village replaced indebtedness of approximately $1,895,000 with a new mortgage of $2,100,000. The Partnership paid a prepayment premium of approximately $19,000 and wrote off unamortized loan costs of approximately $22,000 resulting in an extraordinary loss on refinancing of approximately $41,000.

The Managing General Partner secured a mortgage for Ski Lodge Apartments in the amount of $6,800,000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                   Average
                                                  Occupancy
Property                                      1996         1995

Ski Lodge Apartments
  Montgomery, Alabama                        93%             93%

Rocky Ridge Apartments
  Birmingham, Alabama                        91%             98%

Place du Plantier Apartments
  Baton Rouge, Louisiana                     91%             96%

Fairway View Phase I Apartments
  Baton Rouge, Louisiana                     96%             97%

Colony at Kenilworth Apartments
  Towson, Maryland                           90%             93%

Alpine Village Apartments
  Birmingham, Alabama                        94%             98%

The Village Apartments (1)
  Voorhees, New Jersey                       94%             95%

(1) This property was purchased as a tenancy in common with National Property Investors 5, an affiliated public partnership, which acquired a 24.028% undivided interest, with the Partnership owning the remaining 75.972%.

The Managing General Partner attributes the decreases in occupancy at Rocky Ridge and Alpine Village to layoffs at a large area corporation, an increased number of home purchases, and the construction of three new apartment communities in the area. Occupancy decreased at Place du Plantier as a result of newly constructed units becoming available in the already competitive Baton Rouge market. Despite the overall drop in occupancy at the Partnership's properties, rental income for the nine months ended September 30, 1996, increased as a result of increases in rental rates.

The Partnership's net income for the nine months ended September 30, 1996, was approximately $565,000 compared to net income of approximately $187,000 for the corresponding period of 1995. The Partnership incurred a net loss for the three months ended September 30, 1996, of approximately $146,000 compared to net income of approximately $38,000 for the three months ended September 30, 1995. Income before extraordinary loss for the three months ended September 30, 1996, was approximately $209,000, as compared to approximately $38,000 for the three months ended September 30, 1995. The extraordinary loss is a result of the refinancing as discussed in "Item 1, Note D - Extraordinary Loss on Debt Refinancing." The increase in net income for the nine months ended September 30, 1996, is partially due to increased rental revenues as a result of rental rate increases at the properties. Other income increased primarily due to increased interest income resulting from additional cash reserves held by the Partnership. Also contributing to the increase in other income was an increase in utility charges and late charges collected from tenants in 1996. In addition to increased revenues, decreases in depreciation expense and general and administrative expenses contributed to the increase in net income for the nine months ended September 30, 1996. Depreciation expense decreased as a result of certain assets becoming fully depreciated in 1995. General and administrative expenses were reduced as a result of a decrease in expense reimbursements paid to affiliates of the Managing General Partner in 1996.

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

At September 30, 1996, the Partnership had unrestricted cash of $16,663,000, as compared to $4,547,000 at September 30, 1995. Net cash provided by operating activities increased primarily due to the increase in revenues as discussed above. The increase in cash used in investing activities is partially due to increased property improvements and replacements in 1996. Also contributing to the increase in cash used in investing activities were deposits made to restricted escrow accounts in 1996, as a result of the debt refinancing. These escrows will be used for future capital expenditures at the properties refinanced. Cash provided by financing activities increased due to the proceeds received from the debt refinancings. This increase in cash is partially offset by cash used for payments of the prior outstanding mortgage principal balances, prepayment penalties, and loan costs associated with the refinancings.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $35,570,000 consists of short-term loans for all of the properties except The Village, as a result of the refinancings discussed in "Item 1, Note D - Extraordinary Loss on Debt Refinancing." Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made in 1995 or during the first nine months of 1996. Currently, the Managing General Partner is planning to make a distribution of cash reserves after permanent refinancing on the short-term loans is secured in the fourth quarter of 1996.

                           PART II - OTHER INFORMATION


      EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K:  None filed during the quarter ended September 30, 1996.



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


                         Date: November 1, 1996