Form 10KSB
period 1996-12-31
NATIONAL PROPERTY INVESTORS 6
filed 1997-03-25
CIK 708870

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT
                          UNDER SECTION 13 OR 15(d)

                 (As last amended by 34-31905, eff. 4/26/93)

                                 FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from              to

                        Commission file number 0-11864

                        NATIONAL PROPERTY INVESTORS 6
                (Name of small business issuer in its charter)

           California                                  13-3140364
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

One Insignia Financial Plaza, P.O. Box 1089
       Greenville, South Carolina                         29602
(Address of principal executive offices)                (Zip Code)

                 Issuer's telephone number   (864)  239-1000

        Securities registered under Section 12(b) of the Exchange Act:

                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Units
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days  Yes  X      No     .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $14,036,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that such trading would not exceed $25,000,000.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS

National Property Investors 6 (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the Uniform Limited Partnership laws of California as of October 15, 1982. The Partnership's managing general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), a Florida corporation.

The Partnership, through its public offering of Limited Partnership Units, sold 109,600 units aggregating $54,800,000. The general partners contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. The Partnership currently owns six apartment complexes and has a 75.972% interest in another. The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relin-quishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine what it believes to be the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management, L.P. ("NPI-AP") provides day-to-day management services for the Partnership's investment properties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment properties in its immediate area but with hundreds of similar apartment properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Change in Control

On August 10, 1994, National Property Investors, Inc. ("NPI"), the then parent company of the Managing General Partner, entered into an agreement with an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") to sell to Apollo up to one-third of the stock of NPI. In addition, Apollo obtained general and limited partnership interests in NPI-AP. NPI Property Management Corporation, an affiliate of NPI, became the managing general partner of NPI-AP, and assigned its interest in the management contract for the Partnership's properties to the partnership as well as all other properties it manages for partnerships affiliated with the Managing General Partner.

On October 12, 1994, Apollo acquired one-third of the stock of NPI, the parent corporation of NPI Equity. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of the Managing General Partner. In addition, the approval of certain major actions on behalf of the Partnership required the affirmative vote of at least five directors of the Managing General Partner.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, all of the issued and outstanding common stock of NPI. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected. See "Item 9" for a discussion on the directors and executive officers of the Partnership.

The Tender Offer

On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in NPI-AP to one-third). NPI-AP is the sole limited partner of DeForest II and one of the limited partners of DeForest I. DeForest I was formed for the purpose of making tender offers (the "Tender Offers") for limited partnership interests in twelve affiliated limited partnerships. DeForest II was formed for the purpose of making tender offers for limited partnership interests in the Partnership as well as the remaining six partnerships in the National Property Investors Series.

During the fourth quarter of 1994, DeForest II acquired 41,507 limited partnership units or 37.9% of the total limited partnership units of the Partnership.

During 1996, DeForest II and certain of its affiliates sold a majority of its interest in the Partnership to an affiliate of Insignia. As a result of the purchase, such affiliate acquired 47,624 limited partnership units or 43.5% of the total limited partnership units of the Partnership. (See "Item 11, Security Ownership of Certain Beneficial Owners and Management.")

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                              Date of
Property                      Purchase   Type of Ownership              Use

Ski Lodge Apartments          7/19/84    Fee ownership, subject    Apartment
 Montgomery, Alabama                     to a first mortgage       524 units

Rocky Ridge Apartments        10/16/84   Fee ownership, subject    Apartment
  Birmingham, Alabama                    to a first mortgage       116 units

Place du Plantier             5/1/84     Fee ownership, subject    Apartment
  Apartments                             to a first mortgage       268 units
  Baton Rouge, Louisiana

Fairview View I Apartments    5/31/84    Fee ownership, subject    Apartment
  Baton Rouge, Louisiana                 to a first mortgage       242 units

Colony at Kenilworth          3/15/84    Fee ownership, subject    Apartment
   Apartments                            to a first mortgage       383 units
   Towson, Maryland

Alpine Village Apartments     10/16/84   Fee ownership, subject    Apartment
   Birmingham, Alabama                   to a first mortgage       160 units

The Village Apartments        1/5/84     Tenant in common with     Apartment
   Voorhees Township,                    National Property         438 units (1)
   New Jersey                            Investors 5; the
                                         Partnership owns 75.972%
                                         subject to a first
                                         mortgage

(1) Represents the Partnership's pro-rata share. In total, The Village Apartments consists of 576 units.

SCHEDULE OF PROPERTIES (IN THOUSANDS):

                     Gross
Property           Carrying   Accumulated                          Federal
                     Value    Depreciation     Rate      Method   Tax Basis

Ski Lodge         $   14,886   $  9,403    5-27.5 yrs.    S/L    $   3,637

Rocky Ridge            4,261      2,670    5-27.5 yrs.    S/L        1,166

Place du Plantier      9,810      6,204    5-27.5 yrs.    S/L        2,496

Fairview View I        8,925      5,592    5-27.5 yrs.    S/L        2,310

Colony at             19,374     12,291    5-27.5 yrs.    S/L        3,952
Kenilworth

Alpine Village         4,970      3,003    5-27.5 yrs.    S/L        1,488

The Village           16,103      8,175    5-27.5 yrs.    S/L        2,906

  Total           $   78,329   $ 47,338                          $  17,955

See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES (IN THOUSANDS):


                      Principal                                 Principal
                      Balance At                                 Balance
                     December 31, Interest   Period   Maturity    Due At
      Property           1996       Rate   Amortized    Date     Maturity

Ski Lodge           $   6,800       7.33%     (1)    11/01/03  $   6,800

Rocky Ridge             1,450       7.33%     (1)    11/01/03      1,450

Place du Plantier       3,800       7.33%     (1)    11/01/03      3,800

Fairview View I         4,000       7.33%     (1)    11/01/03      4,000

Colony at Kenilworth    7,985       7.33%     (1)    11/01/03      7,985

Alpine Village          2,100       7.33%     (1)    11/01/03      2,100

The Village             8,401       8.50%  27 years  09/30/00      7,920

                    $  34,536


(1) Interest only payments

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                     Average Annual           Average Annual
                                      Rental Rates              Occupancy
           Property                 1996          1995        1996     1995

Ski Lodge                      $4,955/unit   $4,867/unit      92%       94%

Rocky Ridge                     6,289/unit    6,178/unit      90%       97%

Place du Plantier               5,676/unit    5,362/unit      93%       94%

Fairview View I                 5,949/unit    5,677/unit      96%       97%

Colony at Kenilworth            8,727/unit    8,568/unit      87%       94%

Alpine Village                  5,968/unit    5,644/unit      94%       97%

The Village                     7,985/unit    7,767/unit      93%       95%


The Managing General Partner attributes the decrease in occupancy at Rocky Ridge to layoffs at a large area corporation, an increased number of home purchases, and the construction of three new apartment communities in the area. Occupancy at the Colony at Kenilworth decreased due to the eviction of tenants with large delinquent balances in an effort to improve the property's tenant profile.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The lease terms at the properties are for one year or less. No tenant leases 10% or more of the available rental space at any of the properties.

Real estate taxes (in thousands) and rates in 1996 for each property were:


                                             1996             1996
                                            Billing           Rate

      Ski Lodge                           $   82              3.45%
      Rocky Ridge                             27              6.26%
      Place du Plantier                       43             10.01%
      Fairview View I                         58             10.01%
      Colony at Kenilworth                   201              4.17%
      Alpine Village                          40              6.26%
      The Village                            428              3.84%


ITEM 3.     LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Registrant did not vote on any matter during the fiscal year covered by this report.

                                   PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED PARTNER
         MATTERS

The Partnership, a publicly-held limited partnership, sold 109,600 Limited Partnership Units aggregating $54,800,000. As of January 1, 1997, the Partnership had 109,600 units outstanding and 3,424 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

Distributions of $10,621,000 were declared in the fourth quarter of 1996 and were paid in the first quarter of 1997. This distribution represents net proceeds from the mortgage refinancings and cash from operations. No cash distributions were made in 1995. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1996, was approximately $303,000 compared to net income of approximately $612,000 for the year ended December 31, 1995. The decrease in net income is primarily attributable to the extraordinary loss resulting from the refinancing of the Partnership's properties as discussed below in "Capital Resources and Liquidity." Income before extraordinary loss for the year ended December 31, 1996, was approximately $658,000 compared to approximately $612,000 for the year ended December 31, 1995. The increase in income before extraordinary loss is primarily attributable to increased other income due to increased interest income resulting from additional cash reserves held by the Partnership. Also contributing to the increase in other income were increases in various tenant charges collected from the tenants in 1996. In addition, depreciation expense decreased for the year ended December 31, 1996. This decrease was a result of certain assets becoming fully depreciated in 1995. Partially offsetting these changes contributing to the increase in income before extraordinary loss were increased interest expense and general and administrative expenses. Interest expense increased due to debt balances increasing as a result of the refinancing of six of the Partnership's properties as discussed below. General and administrative expenses increased due to the accrual of a non-accountable reimbursement to the Managing General Partner, in accordance with the Partnership Agreement, of $150,000 related to the distribution declared in the fourth quarter 1996.

Included in operating expense is approximately $445,000 of major repairs and maintenance comprised primarily of major landscaping expenses, exterior painting, exterior building repairs and parking lot repairs for the year ended December 31, 1996.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At December 31, 1996, the Partnership had cash and cash equivalents of approximately $15,450,000 compared to approximately $5,450,000 at December 31, 1995. Net cash provided by operations increased primarily due to an increase in accounts payable and accrued expenses related to the timing of payments. Net cash used in investing activities increased primarily due to deposits made to restricted escrow accounts in 1996, as a result of the debt refinancing. These escrows will be used for future capital expenditures at the properties refinanced. Also contributing to the increase were increased property improvements and replacements in 1996. Net cash provided by financing activities increased due to the proceeds received from the debt refinancings. This increase in cash is partially offset by cash used for payments of the prior outstanding mortgage principal balances, prepayment penalties, and loan costs associated with the refinancings.

On September 30, 1996, the Managing General Partner refinanced the mortgages on all of the Partnership's properties except The Village. The mortgages were refinanced into short-term temporary loans at 8% interest. During the fourth quarter of 1996, the Partnership entered into permanent refinancing on all of the affected properties effective November 1, 1996. The permanent refinancing requires interest only payments at 7.33% interest with a balloon payment due at maturity on November 1, 2003.

The refinancing of Rocky Ridge Apartments replaced indebtedness of approximately $1,496,000 with a new mortgage in the amount of $1,450,000. The Partnership paid a prepayment premium of approximately $15,000 and wrote off unamortized loan costs of approximately $18,000 resulting in an extraordinary loss on refinancing of approximately $33,000.

The refinancing of Place du Plantier replaced indebtedness of approximately $2,358,000 with a new mortgage in the amount of $3,800,000. The Partnership paid a prepayment premium of approximately $24,000 and wrote off unamortized loan costs of approximately $2,000 resulting in an extraordinary loss on refinancing of approximately $26,000.

The refinancing of Fairway View I replaced indebtedness of approximately $2,357,000 with a new mortgage in the amount of $4,000,000. The Partnership paid a prepayment premium of approximately $24,000 and wrote off loan costs of approximately $2,000 resulting in an extraordinary loss on refinancing of approximately $26,000.

The refinancing of Colony at Kenilworth replaced indebtedness of approximately $7,924,000 with a short-term loan in the amount of $9,000,000. The permanent refinancing for Colony at Kenilworth was for $7,985,000. The Partnership paid a prepayment premium of approximately $193,000 and wrote off loan costs of approximately $36,000 resulting in an extraordinary loss on refinancing of approximately $229,000.

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

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit, and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $34,536,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. The Partnership declared a distribution of $10,621,000 in 1996, which was paid in the first quarter of 1997. This distribution represents net proceeds from the mortgage refinancings and cash from operations. There were no cash distributions in 1995.


ITEM 7.   FINANCIAL STATEMENTS


NATIONAL PROPERTY INVESTORS 6


LIST OF FINANCIAL STATEMENTS


   Report of Independent Auditors'

   Balance Sheet - December 31, 1996

   Statements of Operations - Years ended December 31, 1996 and 1995

   Statement of Changes in Partners' Capital (Deficit) - Years ended December 31, 1996 and 1995

   Statements of Cash Flows - Years ended December 31, 1996 and 1995

   Notes to  Financial Statements



          Report of Imowitz Koenig & Co., LLP, Independent Auditors



To the Partners
National Property Investors 6
Greenville, South Carolina


We have audited the accompanying balance sheet of National Property Investors 6 (a limited partnership)(the "Partnership") as of December 31, 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 6 as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                               /S/ IMOWITZ KOENIG & CO., LLP
                                               Certified Public Accountants


New York, NY
January 31, 1997

                         NATIONAL PROPERTY INVESTORS 6

                                 BALANCE SHEET

                               December 31, 1996
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                                            $ 15,450
  Escrows for taxes and insurance                                           199
  Other assets                                                            3,439
  Investment properties (Notes B & E):
       Land                                            $   5,366
       Buildings and related personal property            72,963
                                                          78,329
       Less accumulated depreciation                     (47,338)        30,991
                                                                       $ 50,079

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable and accrued expenses                                $  1,041
  Tenant security deposits                                                  313
  Distribution payable (Note G)                                          10,621
  Mortgage notes payable (Notes B & E)                                   34,536

Partners' Capital (Deficit):
  Limited partners' (109,600 units issued and
       outstanding)                                    $   4,080
   General partner's                                        (512)         3,568
                                                                       $ 50,079


                 See Accompanying Notes to Financial Statements


                         NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                   Years Ended December 31,
                                                       1996           1995
Revenues:
   Rental income                                  $   12,848     $   13,016
   Other income                                        1,188            787
      Total revenues                                  14,036         13,803

Expenses:
   Operating                                           7,134          7,052
   Interest                                            2,526          2,431
   Depreciation                                        3,235          3,280
   General and administrative                            483            428
      Total expenses                                  13,378         13,191

Income before extraordinary loss                         658            612

Extraordinary loss on debt refinancing (Note B)         (355)            --

     Net income                                   $      303     $      612

Net income allocated to general partner (1%)      $        3     $        6

Net income allocated to limited partners (99%)           300            606

                                                  $      303     $      612

Net income per limited partnership unit:

  Income before extraordinary loss                $     5.94     $     5.53

  Extraordinary loss on debt refinancing               (3.20)            --

Net income per limited partnership unit           $     2.74     $     5.53

                  See Accompanying Notes to Financial Statements

                              NATIONAL PROPERTY INVESTORS 6

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                  Limited
                               Partnership   General     Limited
                                   Units     Partner's   Partners'   Total


Original capital contributions    109,600     $      1   $ 54,800   $ 54,801

Partners' (deficit) capital at
   December 31, 1994              109,600     $   (415)  $ 13,689   $ 13,274

Net income for the year
   ended December 31, 1995             --            6        606        612

Partners' (deficit) capital
   at December 31, 1995           109,600         (409)    14,295     13,886

Net income for the year ended
   December 31, 1996                   --            3        300        303

Distributions payable to
    partners                           --         (106)   (10,515)   (10,621)

Partners' (deficit) capital
   at December 31, 1996           109,600   $     (512)  $  4,080  $   3,568

                 See Accompanying Notes to Financial Statements


                              NATIONAL PROPERTY INVESTORS 6

                               STATEMENTS OF CASH FLOWS
                                     (in thousands)


                                                      Years Ended December 31,
                                                        1996           1995
Cash flows from operating activities:
   Net income                                         $    303       $    612
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                         3,235          3,280
    Amortization of loan costs                             105            106
    Loss on disposal of property                            26             --
    Extraordinary loss on debt refinancing                 355             --
    Change in accounts:
      Escrows for taxes and insurance                       75            (28)
      Other assets                                         (82)            73
      Accounts payable and accrued expenses                568             91
      Tenant security deposit liabilities                  (79)           (82)

     Net cash provided by operating activities           4,506          4,052

Cash flows from investing activities:
  Deposits to restricted escrows                        (1,573)            --
  Receipts from restricted escrows                          --             91
  Property improvements and replacements                (1,525)          (808)

       Net cash used in investing activities            (3,098)          (717)

Cash flows from financing activities:
  Mortgage principal payments                             (290)          (321)
  Repayments of mortgage notes payable                 (16,030)            --
  Proceeds from refinancing of debt                     26,135             --
  Loan costs                                              (949)            --
  Debt extinguishment costs                               (274)            --

       Net cash provided by (used in)
           financing activities                          8,592           (321)

Net increase in cash and cash equivalents               10,000          3,014

Cash and cash equivalents at beginning of period         5,450          2,436

Cash and cash equivalents at end of period         $    15,450     $    5,450

Supplemental information:
  Cash paid for interest                           $     2,396     $    2,326

Supplemental disclosure of non-cash financing activity:
   Distributions payable to partners of $10,621,000 were accrued at December 31, 1996.


                 See Accompanying Notes to Financial Statements


                         NATIONAL PROPERTY INVESTORS 6

                         Notes to Financial Statements

                               December 31, 1996

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

National Property Investors 6 (the "Partnership"), a limited partnership, was organized under the Uniform Limited Partnership Laws of California as of October 15, 1982, for the purpose of acquiring and operating income-producing residential real estate. The Partnership currently owns three apartment complexes in Alabama, two apartment complexes in Louisiana and one apartment complex in Maryland. The Partnership also owns a 75.972 percent interest (as a tenant-in-common with an affiliate of the general partner) in an apartment complex located in New Jersey. The Partnership will terminate on December 31, 2006, unless previously terminated, in accordance with the terms of the Agreement of Limited Partnership. Limited partners' units are at a stated value of $500. A total of 109,600 units of the limited partnership were issued for aggregate capital contributions of $54,800,000. In addition, the general partners contributed a total of $1,000 to the Partnership.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Income, Loss, and Distributions:

Net income, net loss, and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement.

Fair Value of Financial Instruments:

In 1995, the Partnership implemented "Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments", as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Investment Properties:

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted "SFAS No. 121, Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

For real estate purchased in joint ownership with an affiliated partnership, the assets, liabilities, revenues, and expenses are allocated on a pro-rata basis to each partnership in accordance with its percentage of ownership.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 15 to 27.5 years for buildings and improvements and from five to seven years for furnishings.

Deferred Costs:

Financing costs are deferred and amortized as interest expense over the term of the related loan. Net deferred costs of approximately $1,089,000 are included in other assets at December 31, 1996. At December 31, 1996, accumulated amortization of deferred financing costs totaled approximately $153,000.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Reclassifications:

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.


NOTE B -  MORTGAGE NOTES PAYABLE

The principal terms of the mortgage notes payable are as follows (in thousands):

                        Principal     Monthly                      Principal
                        Balance At    Payment    Stated             Balance
                       December 31,  Including  Interest Maturity    Due At
       Property            1996       Interest    Rate     Date     Maturity

Ski Lodge             $   6,800     $   42  (1)   7.33%  11/01/03 $   6,800

Rocky Ridge               1,450          9  (1)   7.33%  11/01/03     1,450

Place du Plantier         3,800          23 (1)   7.33%  11/01/03     3,800

Fairview View I           4,000          24 (1)   7.33%  11/01/03     4,000

Colony at Kenilworth      7,985          49 (1)   7.33%  11/01/03     7,985

Alpine Village            2,100          13 (1)   7.33%  11/01/03     2,100

The Village               8,401          69       8.50%  09/30/00     7,920

                      $  34,536     $   229

(1) Loans require payments of interest only.

On September 30, 1996, the Managing General Partner refinanced the mortgages on all of the Partnership's properties except The Village. The mortgages were refinanced into short-term temporary loans at 8% interest. During the fourth quarter of 1996, the Partnership entered into permanent refinancing on all of the affected properties effective November 1, 1996.

The refinancing of Rocky Ridge Apartments replaced indebtedness of approximately $1,496,000 with a new mortgage in the amount of $1,450,000. The Partnership paid a prepayment premium of approximately $15,000 and wrote off unamortized loan costs of approximately $18,000 resulting in an extraordinary loss on refinancing of approximately $33,000.

The refinancing of Place du Plantier replaced indebtedness of approximately $2,358,000 with a new mortgage in the amount of $3,800,000. The Partnership paid a prepayment premium of approximately $24,000 and wrote off unamortized loan costs of approximately $2,000 resulting in an extraordinary loss on refinancing of approximately $26,000.

The refinancing of Fairway View I replaced indebtedness of approximately $2,357,000 with a new mortgage in the amount of $4,000,000. The Partnership paid a prepayment premium of approximately $24,000 and wrote off loan costs of approximately $2,000 resulting in an extraordinary loss on refinancing of approximately $26,000.

The refinancing of Colony at Kenilworth replaced indebtedness of approximately $7,924,000 with a short-term loan in the amount of $9,000,000. The permanent refinancing for Colony at Kenilworth was for $7,985,000. The Partnership paid a prepayment premium of approximately $193,000 and wrote off loan costs of approximately $36,000 resulting in an extraordinary loss on refinancing of approximately $229,000.

The refinancing of Alpine Village replaced indebtedness of approximately $1,895,000 with a new mortgage of $2,100,000. The Partnership paid a prepayment premium of approximately $19,000 and wrote off unamortized loan costs of approximately $22,000 resulting in an extraordinary loss on refinancing of approximately $41,000.

The Managing General Partner secured a mortgage for Ski Lodge Apartments in the amount of $6,800,000.

Scheduled principal payments on the mortgage note payable subsequent to December 31, 1996, are as follows (in thousands):


                 1997                    $   114
                 1998                        124
                 1999                        135
                 2000                      8,028
                 2001                         --
              Thereafter                  26,135

                                         $34,536

NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The Partnership files its tax return on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of the net income per the financial statements to the net taxable income to partners is as follows (in thousands, except unit data):


                                               1996           1995


Net income as reported                    $      303     $      612
  Tax depreciation less than
    financial statement depreciation              24             52
  Prepaid rent                                    45             --
  Interest capitalized for income
    tax reporting                                 24             34
  Other                                           44             --
Federal taxable income                    $      440     $      698

Federal taxable income
  per limited partnership unit            $     3.97     $     6.30


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):


       Net assets as reported                  $     3,568
         Land and buildings                         (2,757)
         Accumulated depreciation                  (10,279)
         Syndication and distribution costs          6,295
         Bad debt                                       18
         Prepaid rent                                   45
         Distribution payable                       10,621

       Net assets - Federal tax basis          $     7,511


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

NPI Equity Investments, Inc. ("NPI Equity") is the general partner of the Partnership. NPI Equity is a wholly owned subsidiary of National Property Investors, Inc. ("NPI").

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense or capitalized in 1996 and 1995 (in thousands):


                                                          1996       1995

Property management fees (included in operating
  expenses)                                              $  690      $ 669

Reimbursement for services of affiliates, including
  $48,000 of construction services reimbursements
  in 1996 (included in general and administrative
  expenses, operating expenses, and investment
  properties)                                               304        415


During the year ended December 31, 1996, the Partnership paid approximately $292,000 to an affiliate of the Managing General Partner for brokerage fees and reimbursements incurred in connection with the refinancings of all of the Partnership's properties except The Village (see "Note B"). These charges have been capitalized as loan costs and will be amortized over the life of the loans.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was entitled to receive $150,000 in 1996, but was not entitled to any reimbursement for 1995. The Partnership accrued such fees in 1996 and paid these fees in January 1997.

For the period from January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

For the year ended December 31, 1995, NPI Equity was paid fees of $30,000 relating to successful real estate tax appeals on the Partnership's investment properties. These fees are included in operating expenses.

Included in operating expenses for the year ended December 31, 1995, are insurance premiums of approximately $355,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series (NPI Partnerships). The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (1) the removal of the managing general partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)


                                               Initial Cost
                                              To Partnership

                                                     Buildings        Cost
                                                    and Related   Capitalized
                                                     Personal    Subsequent to
       Description        Encumbrances      Land     Property     Acquisition

Ski Lodge                  $   6,800      $  672    $  11,587      $   2,627

Rocky Ridge                    1,450         323        2,972            966

Place du Plantier              3,800         840        7,773          1,197

Fairway View I                 4,000         762        7,048          1,115

Colony at Kenilworth           7,985       1,306       13,187          4,881

Alpine Village                 2,100         359        3,515          1,096

The Village                    8,401       1,000       13,103          2,000

  Totals                   $  34,536     $ 5,262     $ 59,185      $  13,882


                     Gross Amount At Which Carried
                         At December 31, 1996
                            Buildings
                               And
                             Related
                             Personal           Accumulated    Year Of         Date    Depreciable
   Description        Land   Property    Total  Depreciation Construction   Acquired   Life-Years
Ski  Lodge          $   676  $14,210   $14,886  $  9,403        1977          7/84        5-27.5
Rocky Ridge             330    3,931     4,261     2,670        1973         10/84        5-27.5
Place du Plainter       844    8,966     9,810     6,204        1974          5/84        5-27.5
Fairway View I          767    8,158     8,925     5,592        1974          5/84        5-27.5
Colony at Kenilworth  1,366   18,008    19,374    12,291        1967          3/84        5-27.5
Alpine Village          366    4,604     4,970     3,003        1972         10/84        5-27.5
The  Village          1,017   15,086    16,103     8,175        1960          1/84        5-27.5

 Totals             $ 5,366  $72,963   $78,329  $ 47,338

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                                         December 31,
                                                    1996            1995
      Investment Properties
       Balance at beginning of year           $    76,935     $    76,127
         Property improvements and
            replacements                            1,525             808
          Disposals of property                      (131)             --
       Balance at end of year                 $    78,329     $    76,935

       Accumulated Depreciation
       Balance at beginning of year           $    44,208     $    40,928
         Additions charged to expense               3,235           3,280
          Disposals of property                      (105)             --
       Balance at end of year                 $    47,338     $    44,208


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is $75,572,000 and $74,022,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $57,617,000 and $54,405,000.



NOTE F - TENANT-IN-COMMON PROPERTY

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

The condensed, combined balance sheets of The Village Apartments and the Partnership's proportionate share of assets, liabilities and equity at December 31, 1996, and the condensed, combined statements of operations of The Village Apartments and the Partnership's proportionate share of revenues and expenses for the years ended December 31, 1996 and 1995, are summarized as follows (in thousands):


                                                    December 31, 1996
                                                                 PROPORTIONATE
                                                COMBINED             SHARE

Total assets, primarily real estate             $  12,962         $   9,907

Liabilities, primarily a mortgage payable       $  11,303         $   8,587
Equity                                              1,659             1,320
Total liabilities and equity                    $  12,962         $   9,907


                                      COMBINED            PROPORTIONATE SHARE
                                 For the Year Ended       For the Year Ended
                                      December 31,           December 31,
                                  1996        1995         1996         1995

Total revenues                  $   4,559    $  4,387    $   3,464    $  3,333

Operating and other expenses    $   2,487    $  2,487    $   1,890    $  1,890

Depreciation                          745         733          566         557

Mortgage interest                   1,000       1,012          760         768

Total expenses                      4,232       4,232        3,216       3,215

Net income                       $    327    $    155    $     248    $    118


NOTE G - DISTRIBUTION PAYABLE

The Partnership declared a distribution of approximately $10,621,000 in 1996 payable to the partners. The distribution was paid in January 1997, with approximately $10,515,000 being paid to the limited partners ($95.94 per limited partnership unit) and approximately $106,000 being paid to the Managing General Partner. The distribution represents net proceeds from the mortgage refinancings, as discussed in "Note B", and cash from operations.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

  There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names and ages of, as well as the positions and offices held by, the executive officers and directors of NPI Equity Investments, Inc. ("NPI Equity"), are set forth below. There are no family relationships between or among any officers or directors.

  Name                           Age               Position


  William H. Jarrard, Jr.        50                President and Director

  Ron Uretta                     40                Vice President and Treasurer

  John K. Lines, Esq.            37                Vice President and Secretary

  Kelley M. Buechler             39                Assistant Secretary


William H. Jarrard, Jr. has been President and Director of NPI Equity since January 1996 and Managing Director-Partnership Administration of Insignia Financial Group, Inc. ("Insignia") since January 1991. Mr. Jarrard served as Managing Director-Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of NPI Equity since January 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has served as Insignia's Chief Operating Officer. He also served as Insignia's Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and controller of Metropolitan Asset Group.

John K. Lines has been Vice President and Secretary of NPI Equity since January 1996, Insignia's General Counsel since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of NPI Equity since January 1996 and Assistant Secretary of Insignia since 1991.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12" below.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of January 1, 1997.

    Name and address of               Amount of nature of
    Beneficial Owner                   Beneficial Owner          % of Class

    Insignia Properties, LP                47,624                   43.5
    One Insignia Financial Plaza
    Greenville, SC 29602

    All directors and executive
    officers as a group (four persons)       0                       --

On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in NPI-AP to one-third). NPI-AP is the sole limited partner of DeForest II and one of the limited partners of DeForest I. DeForest I was formed for the purpose of making tender offers (the "Tender Offers") for limited partnership interests in 12 affiliated limited partnerships. DeForest II was formed for the purpose of making tender offers for limited partnership interests in the Partnership as well as the remaining six partnerships in the National Property Investors Series.

During the fourth quarter of 1994, DeForest II acquired 41,507 limited partnership units or 37.9% of the total limited partnership units of the Partnership.

During 1996, DeForest II and certain of its affiliates sold a majority of its interest in the Partnership to an affiliate of Insignia. As a result of the purchase, such affiliate acquired 47,624 limited partnership units or 43.5% of the total limited partnership units of the Partnership. (See "Item 11, Security Ownership of Certain Beneficial Owners and Management.")

There are no arrangements known to the Managing General Partner, the operation of which may at a subsequent date, result in a change in control of the Partnership.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred between the Partnership and any officer or director of NPI Equity.

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

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, all of the issued and outstanding common stock of NPI. The closing of the transactions contemplated by the above mentioned agreement (the "Closing) occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense or capitalized in 1996 and 1995 (in thousands):

                                                           1996          1995
Property management fees (included in operating
  expenses)                                              $  690         $ 669

Reimbursement for services of affiliates, including
  $48,000 of construction services reimbursements
  in 1996 (included in general and administrative
  expenses, operating expenses, and investment
  properties)                                               304           415


During the year ended December 31, 1996, the Partnership paid approximately $292,000 to an affiliate of the Managing General Partner for brokerage fees and reimbursements incurred in connection with the refinancings of all of the Partnership's properties except The Village. These charges have been capitalized as loan costs and will be amortized over the life of the loans.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was entitled to receive $150,000 in 1996, but was not entitled to any reimbursement for 1995. The Partnership accrued such fees in 1996 and paid these fees in January 1997.

For the period from January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

For the year ended December 31, 1995, NPI Equity was paid fees of $30,000 relating to successful real estate tax appeals on the Partnership's investment properties. These fees are included in operating expenses.

Included in operating expenses for the year ended December 31, 1995, are insurance premiums of approximately $355,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

During 1996, an affiliate of Insignia acquired 43.5% of the total limited partnership units of the Partnership, as described in "Item 11" above.

As a result of its ownership of 47,624 limited partnership units, an affiliate of Insignia could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, such affiliate would in all likelihood vote the Units is acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest II, from whom such affiliate acquired its Units, had agreed for the benefit of non-tendering unitholders, that is would vote its Units; (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering units holders. Except for the foregoing, no other limitations are imposed on such affiliate's right to vote each Unit acquired.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  See Exhibit Index contained herein.

(b)  Reports on Form 8-K filed during the fourth quarter of 1996: None.


                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         NATIONAL PROPERTY INVESTORS 6


                         By:  NPI EQUITY INVESTMENTS, INC.
                              Its Managing General Partner

                         By:  /s/William H. Jarrard, Jr.
                              William H. Jarrard, Jr.
                              President and Director

                         Date:      March 25, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ William H. Jarrard, Jr.      President and Director     March 25, 1997
William H. Jarrard, Jr.


/s/Ronald Uretta                 Vice President and         March 25, 1997
Ronald Uretta                    Treasurer



                                 EXHIBIT INDEX

   Exhibit Number                          Description of Exhibit

        2.1 NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

        2.2 Partnership Units Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

        2.3 Management Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

        3.4                  (a)  Agreement of Limited Partnership, incorporated
                         by reference to Exhibit A to the Prospectus of the Partnership dated January 12, 1983, included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-80141).

                             (b) Amendments to the Agreement of Limited
                         Partnership, incorporated by reference to the Definitive Proxy Statement of the Partnership dated April 3, 1991.

                             (c) Amendments to the Partnership Agreement,
                         incorporated by reference to the Statement Furnished in Connection With The Solicitation of the Registrant dated August 28, 1992.

        10.13 Amended and Restated First Mortgage Note, dated September 30, 1993, made by the Partnership for the benefit of The Travelers Insurance Company, as it pertains to The Village Apartments incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 1993.

        10.15 Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Alpine Village Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation.

        10.16 Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Alpine Village Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation.

        10.17 Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Colony at Kenilworth Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation.

        10.18 Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Colony at Kenilworth Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation.

        10.19 Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Fairway View I Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation.

        10.20 Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Fairway View I Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation.

        10.21 Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Place du Plantier Apartments, and Lehman Brothers Holdings Inc., Delaware Corporation.

        10.22 Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Place du Plantier Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation.

        10.23 Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Rocky Ridge Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation.

        10.24 Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Rocky Ridge Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation.

        10.25 Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Ski Lodge Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation.

        10.26 Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Ski Lodge Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation.

        27             Financial Data Schedule.