Form 10QSB
period 1997-03-31
NATIONAL PROPERTY INVESTORS 6
filed 1997-05-08
CIK 708870

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


                    For the quarterly period ended March 31, 1997


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


                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)                         NATIONAL PROPERTY INVESTORS 6

                                   BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                   March 31, 1997



Assets
  Cash and cash equivalents                                          $    5,053
  Receivables and deposits                                                2,514
  Other assets                                                            1,239
  Investment properties:
       Land                                           $   5,366
       Buildings and related personal property           73,287
                                                         78,653
  Less accumulated depreciation                         (48,132)         30,521

                                                                      $  39,327

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                    $     139
  Tenant security deposits                                                  299
  Accrued property taxes                                                    104
  Other liabilities                                                         389
  Mortgage payable                                                       34,509

Partners' Capital (Deficit)
  Limited partners' (109,600 units issued and
       outstanding)                                   $   4,396
  General partner's                                        (509)          3,887

                                                                      $  39,327

                   See Accompanying Notes to Financial Statements

b)                          NATIONAL PROPERTY INVESTORS 6

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)



                                                           Three Months
                                                          Ended March 31,
                                                        1997             1996
Revenues:
  Rental income                                      $ 3,165         $  3,265
  Other income                                           279              211
       Total revenues                                  3,444            3,476

Expenses:
  Operating                                            1,567            1,584
  Interest                                               704              600
  Depreciation                                           794              783
  General and administrative                              60               92
       Total expenses                                  3,125            3,059

     Net income                                    $     319        $     417

Net income allocated to general partner (1%)       $       3        $       4
Net income allocated to limited partners (99%)           316              413

                                                   $     319        $     417

Net income per limited partnership unit            $    2.88        $    3.77

Distribution per limited partnership unit          $   95.94        $      --

                    See Accompanying Notes to Financial Statements


  c)                         NATIONAL PROPERTY INVESTORS 6

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)

                                   Limited
                                 Partnership    General        Limited
                                    Units      Partner's      Partners'        Total
Original capital contributions    109,600       $     1      $  54,800      $  54,801

Partners' (deficit) capital at
  December 31, 1996               109,600       $  (512)     $   4,080      $   3,568

Net income for the three
  months ended March 31, 1997          --             3            316            319

Partners' (deficit) capital at
  March 31, 1997                  109,600       $  (509)     $   4,396      $   3,887

                     See Accompanying Notes to Financial Statements

d)                         NATIONAL PROPERTY INVESTORS 6

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                             1997            1996
Cash flows from operating activities:
  Net income                                             $    319        $     417
  Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation                                                794              783
  Amortization of loan costs                                   46               25
  Change in accounts:
   Receivables and deposits                                   (23)            (152)
   Other assets                                                29                7
   Accounts payable                                          (314)              76
   Tenant security deposit liabilities                        (14)             (35)
   Accrued property taxes                                      65               42
   Other liabilities                                         (160)             175

     Net cash provided by operating activities                742            1,338

Cash flows from investing activities:
   Property improvements and replacements                    (324)            (150)
   Deposits to restricted escrows                            (114)              --

     Net cash used in investing activities                   (438)            (150)

Cash flows from financing activities:
   Mortgage principal payments                                (27)             (94)
   Loan costs                                                 (53)              --
   Distributions paid                                     (10,621)              --

     Net cash used in financing activities                (10,701)             (94)

Net (decrease) increase in cash and cash equivalents      (10,397)           1,094

Cash and cash equivalents at beginning of period           15,450            5,450

Cash and cash equivalents at end of period               $  5,053         $  6,544

Supplemental information:
  Cash paid for interest                                 $    657         $    637

                   See Accompanying Notes to Financial Statements

e)                         NATIONAL PROPERTY INVESTORS 6

                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of NPI Equity and National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the three month periods ended March 31, 1997 and 1996 (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                          1997            1996

Property management fees (included in operating
    expenses)                                             $162           $173
Reimbursement for services of affiliates, including
    $35,000 of construction services reimbursements
    in 1997 (included in general and administrative
    and operating expenses, and investment properties)      86             64

For services relating to the administration of the Partnership and operation of partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was entitled to receive $150,000 in 1996. The Partnership accrued such fees in 1996 and paid these fees in January 1997.

For the period from January 19, 1996, to March 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.


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

The condensed, combined balance sheet of The Village Apartments and the Partnership's proportionate share of assets, liabilities and equity at March 31, 1997, and the condensed, combined statements of operations of The Village apartments and the Partnership's proportionate share of revenues and expenses for the three month periods ended March 31, 1997 and 1996, are summarized as follows:


                                                          (In thousands)
                                                               PROPORTIONATE
                                                COMBINED             SHARE

Total assets, primarily real estate             $12,060           $ 9,222

Liabilities, primarily a mortgage payable       $11,255           $ 8,551

Equity                                              805               671

Total liabilities and equity                    $12,060           $ 9,222


                                           COMBINED             PROPORTIONATE SHARE
                                       Three Months Ended          Three Months Ended
                                     March 31,    March 31,     March 31,     March 31,
                                       1997         1996          1997          1996
Total revenue                        $ 1,136      $ 1,073       $   863       $   816

Operating and other expenses         $   551      $   600       $   418       $   457
Depreciation                             189          181           144           137
Mortgage interest                        249          251           189           191

Total expenses                           989        1,032           751           785

Net income                           $   147      $    41       $   112       $    31


NOTE D - DISTRIBUTIONS

The Partnership declared a distribution of approximately $10,621,000 in 1996 payable to its partners. The distribution was paid in January 1997, with approximately $10,515,000 being paid to the limited partners ($95.94 per limited partnership unit) and approximately $106,000 being paid to the Managing General Partner. The distribution represents net proceeds from the mortgage refinancings and cash from operations.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                 Average
                                                Occupancy
Property                                     1997           1996
Ski Lodge Apartments
  Montgomery, Alabama                        89%             92%

Rocky Ridge Apartments
  Birmingham, Alabama                        86%             93%

Place du Plantier Apartments
  Baton Rouge, Louisiana                     93%             91%

Fairway View Phase I Apartments
  Baton Rouge, Louisiana                     92%             94%

Colony at Kenilworth Apartments
  Towson, Maryland                           84%             94%

Alpine Village Apartments
  Birmingham, Alabama                        91%             92%

The Village Apartments (1)
  Voorhees, New Jersey                       93%             91%

(1) This property was purchased as a tenancy in common with National Property Investors 5, an affiliated public partnership, which acquired a 24.028% undivided interest, with the Partnership owning the remaining 75.972%.

The Managing General Partner attributes the decrease in occupancy at Rocky Ridge to construction of 1,600 new apartment units in the Birmingham area. Management is currently developing plans which it believes will make Rocky Ridge more competitive in the Birmingham market. Occupancy decreased at Colony at Kenilworth as a result of the need for capital improvements. With the property's refinancing in 1996, a capital reserve of approximately $575,000 was established to be used for necessary improvements.

The Partnership's net income for the three months ended March 31, 1997, was approximately $319,000 compared to a net income of approximately $417,000 for the corresponding period of 1996. The decrease in net income is primarily due to an increase in interest expense and a decrease in rental income. Interest expense increased as a result of the financing of Ski Lodge Apartments in 1996. Prior to the financing the property did not have any debt encumbering the property. Rental income decreased as a result of significant decreases in occupancy at Colony at Kenilworth and Rocky Ridge, as discussed above. Partially offsetting the decrease in rental income was an increase in other income and a decrease in general and administrative expenses. Other income increased primarily as a result of increased interest income due to higher average cash balances in the three months ended March 31, 1997, compared to the corresponding period in 1996. Also contributing to the increase in other income was an increase in miscellaneous charges to tenants during the first quarter of 1997. General and administrative expenses decreased primarily due to increased expense reimbursements in 1996, related to the costs incurred in connection with the transition and relocation of the administrative offices during the first quarter of 1996.

Included in operating expense is approximately $54,000 of major repairs and maintenance comprised primarily of exterior building repairs and swimming pool repairs for the three months ended March 31, 1997. Included in operating expense for the three months ended March 31, 1996 is approximately $68,000 of major repairs and maintenance comprised primarily of exterior building repairs.

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

At March 31, 1997, the Partnership had unrestricted cash of $5,053,000, as compared to $6,544,000 at March 31, 1996. Net cash provided by operating activities decreased primarily as a result of decreases in accounts payable and other liabilities related to the timing of payments. The increase in cash used in investing activities is due to increased property improvements and replacements and deposits to restricted escrows, which were established on properties refinanced in 1996. The increase in cash used in financing activities is due primarily to the $10,621,000 distribution to partners. The distribution was declared in 1996 and paid in January 1997.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $34,509,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. In January 1997, the Partnership distributed $10,621,000. This distribution was declared in December 1996 and it primarily represented net proceeds received from property refinancings in 1996. The distribution also included some cash from operations. No other distributions were made in 1996 or 1997. Currently the Managing General Partner is evaluating the feasibility of a cash distribution from cash reserves in August 1997.



                            PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)  Reports on Form 8-K:  None filed during the quarter ended March 31, 1997.



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





                           NATIONAL PROPERTY INVESTORS 6


                           By:  NPI EQUITY INVESTMENTS, INC.
                                Its Managing General Partner


                           By:  /s/William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President and Director


                           By:  /s/Ronald Uretta
                                Ronald Uretta
                                Vice President and Treasurer


                           Date:       May 8, 1997