Form 10QSB
period 1997-06-30
NATIONAL PROPERTY INVESTORS 6
filed 1997-08-01
CIK 708870

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


                 For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from.........to.........

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

ITEM 1.  FINANCIAL STATEMENTS



a)                      NATIONAL PROPERTY INVESTORS 6

                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                                June 30, 1997


Assets
  Cash and cash equivalents                                         $  5,295
  Receivables and deposits                                             2,710
  Other assets                                                         1,218
  Investment properties:
       Land                                           $  5,366
       Buildings and related personal property          74,013
                                                        79,379
       Less accumulated depreciation                   (48,939)       30,440
                                                                    $ 39,663

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                  $    356
  Tenant security deposits                                               276
  Accrued property taxes                                                 170
  Other liabilities                                                      429
  Mortgage notes payable                                              34,481

Partners' Capital (Deficit)
  Limited partners' (109,600 units issued and
       outstanding)                                   $  4,459
  General partner's                                       (508)        3,951
                                                                    $ 39,663

                See Accompanying Notes to Financial Statements


b)                       NATIONAL PROPERTY INVESTORS 6

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Three Months Ended          Six Months Ended
                                         June 30,                   June 30,
                                     1997         1996          1997         1996
Revenues:
 Rental income                     $ 3,230       $ 3,223       $ 6,395     $ 6,488
 Other income                          243           291           522         502
   Total revenues                    3,473         3,514         6,917       6,990

Expenses:
 Operating                           1,813         1,738         3,380       3,322
 Interest                              702           600         1,406       1,200
 Depreciation                          807           798         1,601       1,581
 General and administrative             87            84           147         176
   Total expenses                    3,409         3,220         6,534       6,279

 Net income                        $    64       $   294       $   383     $   711

Net income allocated
 to general partner (1%)           $     1       $     3       $     4     $     7

Net income allocated
 to limited partners (99%)              63           291           379         704
                                   $    64       $   294       $   383     $   711

Net income per limited
 partnership unit                  $  0.58       $  2.65       $  3.46     $  6.42

                 See Accompanying Notes to Financial Statements

c)                          NATIONAL PROPERTY INVESTORS 6

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)

                                   Limited
                                 Partnership    General        Limited
                                    Units       Partner's      Partners'       Total
Original capital contributions     109,600       $    1        $ 54,800     $ 54,801

Partners' (deficit) capital at
   December 31, 1996               109,600       $ (512)       $  4,080     $  3,568

Net income for the six months
   ended June 30, 1997                  --            4             379          383

Partners' (deficit) capital
   June 30, 1997                   109,600       $ (508)       $  4,459     $  3,951

                      See Accompanying Notes to Financial Statements

d)                         NATIONAL PROPERTY INVESTORS 6

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                             1997            1996
Cash flows from operating activities:
Net income                                               $    383         $   711
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                              1,601           1,581
  Amortization of loan costs                                   92              51
  Change in accounts:
   Receivables and deposits                                  (103)           (184)
   Other assets                                                 4               3
   Accounts payable                                           (97)             74
   Tenant security deposit liabilities                        (37)            (58)
   Accrued property taxes                                     131              88
   Other liabilities                                         (120)            260
     Net cash provided by operating activities              1,854           2,526

Cash flows from investing activities:
    Property improvements and replacements                 (1,050)           (379)
    Deposits to restricted escrows                           (230)             --

     Net cash used in investing activities                 (1,280)           (379)

Cash flows from financing activities:
   Payments of mortgage notes payable                         (55)           (172)
   Loan costs                                                 (53)             --
   Distributions paid                                     (10,621)             --

     Net cash used in financing activities                (10,729)           (172)

Net (decrease) increase in cash and cash equivalents      (10,155)          1,975

Cash and cash equivalents at beginning of period           15,450           5,450

Cash and cash equivalents at end of period               $  5,295         $ 7,425

Supplemental information:
  Cash paid for interest                                 $  1,314         $ 1,151

                   See Accompanying Notes to Financial Statements

e)                         NATIONAL PROPERTY INVESTORS 6

                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in the six months ended June 30, 1997 and 1996 (in thousands):


                                                              1997            1996
Property management fees (included in operating
  expenses)                                                  $334             $345
Reimbursement for services of affiliates (included in
  general and administrative and operating expenses)          120              158

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

For the period of January 19, 1996, to June 30, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

The condensed, combined balance sheets of The Village Apartments and the Partnership's proportionate share of assets, liabilities and equity at June 30, 1997, and the condensed, combined statements of operations of The Village Apartments and the Partnership's proportionate share of revenues and expenses for the six and three month periods ended June 30, 1997 and 1996, are summarized as follows:


                                                       (In thousands)
                                                               PROPORTIONATE
                                                  COMBINED         SHARE

                                                   June 30,       June 30,
                                                     1997           1997
Total assets, primarily real estate               $ 12,157        $ 9,296

Liabilities, primarily a mortgage payable         $ 11,263        $ 8,557
Equity                                                 894            739
Total liabilities and equity                      $ 12,157        $ 9,296


                                           COMBINED         PROPORTIONATE SHARE
                                      Six Months Ended       Six Months Ended
                                     June 30,    June 30,    June 30,   June 30,
                                        1997        1996        1997        1996
Total revenues                       $ 2,303     $ 2,240     $ 1,750     $ 1,702

Operating and other expenses         $ 1,190     $ 1,214     $   904     $   923
Depreciation                             382         364         290         276
Mortgage interest                        496         501         377         381

Total expenses                         2,068       2,079       1,571       1,580

Net income                           $   235     $   161     $   179     $   122


                                            COMBINED         PROPORTIONATE SHARE
                                        Three Months Ended    Three Months Ended
                                     June 30,      June 30,    June 30,    June 30,
                                       1997           1996       1997        1996
Total revenues                        $1,167        $1,167      $  887      $ 886

Operating and other expenses          $  639        $  614      $  486      $ 466
Depreciation                             193           183         146        139
Mortgage interest                        247           250         188        190

Total expenses                         1,079         1,047         820        795

Net income                            $   88        $  120      $   67      $  91

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

                                                   Average
                                                  Occupancy
Property                                     1997           1996
Ski Lodge Apartments
  Montgomery, Alabama                        91%             93%

Panorama Terrace II (formerly
Rocky Ridge Apartments)
  Birmingham, Alabama                        89%             92%

Place du Plantier Apartments
  Baton Rouge, Louisiana                     92%             90%

Fairway View Phase I Apartments
  Baton Rouge, Louisiana                     92%             95%

Colony at Kenilworth Apartments
  Towson, Maryland                           84%             92%

Alpine Village Apartments
  Birmingham, Alabama                        94%             92%

The Village Apartments (1)
  Voorhees, New Jersey                       94%             93%

(1) This property was purchased as a tenancy in common with National Property Investors 5, an affiliated public partnership, which acquired a 24.028% undivided interest, with the Partnership owning the remaining 75.972%.

The Managing General Partner attributes the decrease in occupancy at Panorama Terrace II to construction of 1,600 new apartment units in the Birmingham area. Management is currently developing plans which it believes will make Panorama Terrace II more competitive in the Birmingham market. Occupancy decreased at Colony at Kenilworth as a result of the loss of approximately 40 corporate units that were leased to visiting faculty.

The Partnership's net income for the six months ended June 30, 1997, was approximately $383,000 compared to a net income of approximately $711,000 for the corresponding period of 1996. The net income for the three months ended June 30, 1997, was approximately $64,000 compared to approximately $294,000 for the three months ended June 30, 1996. The decrease in net income for the six month period is primarily due to an increase in interest expense and a decrease in rental income. Interest expense increased as a result of the financing of Ski Lodge Apartments in 1996. Prior to the financing the property did not have any debt encumbering the property. Rental income for the six month period decreased as a result of significant decreases in occupancy at Colony at Kenilworth and Panorama Terrace II, as discussed above. Partially offsetting the decrease in rental income was a decrease in general and administrative expenses for the six months ended June 30, 1997. General and administrative expenses decreased primarily due to increased expense reimbursements in 1996, related to the costs incurred in connection with the transition and relocation of the administrative offices during the first half of 1996.

Included in operating expense for the six months ended June 30, 1997, is approximately $142,000 of major repairs and maintenance comprised primarily of exterior building repairs, major landscaping and swimming pool repairs. Included in operating expense for the six months ended June 30, 1996 is approximately $149,000 of major repairs and maintenance comprised primarily of interior and exterior building repairs and major landscaping.

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

At June 30, 1997, the Partnership had cash and cash equivalents of $5,295,000, as compared to $7,425,000 at June 30, 1996. Net cash provided by operating activities decreased primarily as a result of decreases in accounts payable and other liabilities related to the timing of payments. The increase in cash used in investing activities is due to increased property improvements and replacements and deposits to restricted escrows, which were established on properties refinanced in 1996. The increase in cash used in financing activities is due primarily to the $10,621,000 distribution to partners which was declared in 1996 and paid in January 1997.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $34,481,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. In January 1997, the Partnership distributed $10,621,000. This distribution was declared in December 1996 and it primarily represented net proceeds received from property refinancings in 1996. The distribution also included some cash from operations. No other distributions were made in 1996 or 1997. Currently, the Managing General Partner is evaluating the feasibility of a cash distribution from cash reserves in August 1997.


                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K:  None filed during the quarter ended June 30, 1997.



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


                           Date:  August 1, 1997