Form 10QSB
period 1997-09-30
NATIONAL PROPERTY INVESTORS 6
filed 1997-11-04
CIK 708870

FORM 10-QSB.--QUARTERLY REPORT OR TRANSITIONAL
                         UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT

                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


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

ITEM 1.  FINANCIAL STATEMENTS



a)                      NATIONAL PROPERTY INVESTORS 6

                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                              September 30, 1997



Assets
 Cash and cash equivalents                                         $  4,492
 Receivables and deposits                                             2,593
 Other assets                                                         1,285
 Investment properties:
       Land                                          $ 5,366
       Buildings and related personal property        75,027
                                                      80,393
       Less accumulated depreciation                 (49,504)        30,889
                                                                   $ 39,259

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                 $    539
  Tenant security deposits                                              270
  Accrued property taxes                                                237
  Other liabilities                                                     482
  Mortgages notes payable                                            34,452

Partners' Capital (Deficit)
  Limited partners' (109,600 units issued and
      outstanding)                                   $ 3,794
  General partner's                                     (515)         3,279
                                                                   $ 39,259


                See Accompanying Notes to Financial Statements


b)                       NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                    1997         1996       1997          1996
Revenues:
  Rental income                  $ 3,303      $ 3,244      $ 9,698      $ 9,732
  Other income                       260          284          782          786
      Total revenues               3,563        3,528       10,480       10,518

Expenses:
  Operating                        2,457        1,825        5,837        5,147
  Interest                           702          600        2,108        1,800
  Depreciation                       849          804        2,450        2,385
  General and administrative          75           90          222          266
   Loss on disposal of property      152           --          152           --
      Total expenses               4,235        3,319       10,769        9,598

(Loss) income before
   extraordinary loss               (672)         209         (289)         920
Extraordinary loss on
   debt refinancing                   --         (355)          --         (355)
Net (loss) income                $  (672)     $  (146)     $  (289)     $   565

Net (loss) income allocated
  to general partner (1%)        $    (7)     $    (1)     $    (3)     $     6

Net (loss) income allocated
  to limited partners (99%)         (665)        (145)        (286)         559
                                 $  (672)     $  (146)     $  (289)     $   565
Net (loss) income per limited
  partnership unit:
   (Loss) income before
     extraordinary loss          $ (6.07)     $  1.89     $  (2.61)     $  8.31
   Extraordinary loss on
     debt refinancing                 --        (3.21)          --        (3.21)
Net (loss) income per limited
    partnership unit             $ (6.07)     $ (1.32)    $  (2.61)     $  5.10

                 See Accompanying Notes to Financial Statements

c)                            NATIONAL PROPERTY INVESTORS  6


                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)

                                    Limited
                                  Partnership     General      Limited
                                     Units        Partner's    Partners'     Total

Original capital contributions     109,600        $      1    $  54,800    $ 54,801

Partners' (deficit) capital
   at December 31, 1996            109,600        $   (512)   $   4,080    $  3,568

Net loss for the nine months
    ended September 30, 1997            --              (3)        (286)       (289)

Partners' (deficit) capital at
   September 30, 1997              109,600        $   (515)    $  3,794    $  3,279

                      See Accompanying Notes to Financial Statements

d)                         NATIONAL PROPERTY INVESTORS 6

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                           Nine Months Ended
                                                              September 30,
                                                          1997            1996
Cash flows from operating activities:
 Net (loss) income                                     $   (289)        $   565
 Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
  Depreciation                                            2,450           2,385
  Amortization of loan costs                                138              78
  Extraordinary loss on debt refinancing                     --             355
  Loss on disposal of property                              152              --
  Change in accounts:
   Receivables and deposits                                 (55)           (216)
   Other assets                                            (108)            (44)
   Accounts payable                                         (52)            (11)
   Tenant security deposit liabilities                      (43)            (73)
   Accrued property taxes                                   198             119
   Other liabilities                                        (67)             (8)

     Net cash provided by operating activities            2,324           3,150

Cash flows from investing activities:
   Property improvements and replacements                (2,362)           (806)
   Deposits to restricted escrows                          (351)           (886)
   Receipts from restricted escrows                         190              --

     Net cash used in investing activities               (2,523)         (1,692)

Cash flows from financing activities:

   Mortgage principal payments                              (84)           (271)
   Repayment of mortgage notes payable                       --         (16,030)
   Proceeds from refinancing of debt                         --          27,150
   Loan costs                                               (54)           (820)
   Debt extinguishment costs                                 --            (274)
   Distributions paid                                   (10,621)             --

     Net cash (used in) provided by financing
       activities                                       (10,759)          9,755

Net (decrease) increase in cash and
   cash equivalents                                     (10,958)         11,213

Cash and cash equivalents at beginning of period         15,450           5,450

Cash and cash equivalents at end of period             $  4,492         $16,663

Supplemental information:
  Cash paid for interest                               $  1,970         $ 1,916

Supplemental disclosure of non-cash activity:
   Accounts payable was adjusted approximately $138,000 at September 30, 1997, for non-cash amounts in connection with property improvements and replacements.

                 See Accompanying Notes to Financial Statements

e)                         NATIONAL PROPERTY INVESTORS 6

                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of NPI Equity and National Property Investors, Inc. ("NPI"). NPI Equity is a wholly-owned subsidiary of NPI. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in the nine months ended September 30, 1997 and 1996 (in thousands):


                                                          1997            1996
Property management fees (included in operating
  expenses)                                               $507            $516
Reimbursement for services of affiliates, including
  $154,000 and $19,000 of construction services
  reimbursements in 1997 and 1996 (included in general
  and administrative and operating expenses, and
  investment properties)                                   334             228

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

For the period of January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

The condensed, combined balance sheet of The Village Apartments and the Partnership's proportionate share of assets, liabilities and equity at September 30, 1997, and the condensed, combined statements of operations of The Village Apartments and the Partnership's proportionate share of revenues and expenses for the nine and three month periods ended September 30, 1997 and 1996, are summarized as follows (in thousands):

                                                                     PROPORTIONATE
                                                    COMBINED             SHARE
                                                   September 30,      September 30,
                                                      1997                1997
Total assets, primarily real estate                  $12,097             $9,250

Liabilities, primarily a mortgage payable            $11,187             $8,499
Equity                                                   910                751
Total liabilities and equity                         $12,097             $9,250

                                        COMBINED               PROPORTIONATE SHARE
                                    Nine Months Ended           Nine Months Ended
                                       September 30,               September 30,
                                    1997          1996          1997          1996
Total revenues                   $  3,510      $  3,419      $ 2,666       $  2,597

Operating and other expenses     $  1,934      $  1,879      $ 1,470       $  1,428
Depreciation                          581           553          441            420
Mortgage interest                     743           752          564            571

Total expenses                      3,258         3,184        2,475          2,419

Net income                       $    252      $    235      $   191       $    178

                                             COMBINED          PROPORTIONATE SHARE
                                        Three Months Ended      Three Months Ended
                                           September 30,           September 30,
                                          1997        1996        1997        1996
Total revenues                         $  1,207    $  1,179     $   916    $    895

Operating and other expenses           $    744    $    665     $   566    $    505
Depreciation                                199         189         151         144
Mortgage interest                           247         251         187         190

Total expenses                            1,190       1,105         904         839

Net income                             $     17    $     74     $    12    $     56



NOTE D - REFINANCING AND EXTRAORDINARY LOSS

On September 30, 1996, the Managing General Partner refinanced the mortgages on all of the Partnership's properties except The Village on an interim basis. The mortgages were refinanced into short-term temporary loans at 8% interest.
During the fourth quarter of 1996, the Partnership entered into permanent refinancing effective November 1, 1996, with an interest rate equal to 7.33%. Payments of interest only are due on the first day of each month until the loans mature on November 1, 2003. Total capitalized loan costs were approximately $820,000 at September 30, 1996. The Partnership recognized an extraordinary loss on early extinguishment of debt in the amount of approximately $355,000 due to the write off of unamortized loan costs and prepayment premiums.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:

                                               Average
                                              Occupancy
Property                                  1997          1996

Ski Lodge Apartments
  Montgomery, Alabama                      92%           93%

Panarama Terrace II
(formerly Rocky Ridge Apartments)
  Birmingham, Alabama                      89%           91%

Place du Plantier Apartments
  Baton Rouge, Louisiana                   91%           91%

Fairway View Phase I Apartments
  Baton Rouge, Louisiana                   93%           96%

Colony at Kenilworth Apartments
  Towson, Maryland                         84%           90%

Alpine Village Apartments
  Birmingham, Alabama                      93%           94%

The Village Apartments (1)
  Voorhees, New Jersey                     94%           94%

(1) This property was purchased as a tenancy in common with National Property Investors 5, an affiliated public partnership, which acquired a 24.028% undivided interest, with the Partnership owning the remaining 75.972%.

The Managing General Partner attributes the decrease in occupancy at Colony at Kenilworth to a period of several months during which the property's staff underwent many changes. The current staff has been in place for two months, and management is currently evaluating a long term rehabilitation plan that will make the property more competitive in the local market. In addition, occupancy is still recovering from the loss of corporate units that were leased to visiting faculty of nearby University of Towson. Occupancy decreased at Fairway View I due to increased competition resulting from the addition of new units in the property's sub-market. However, extensive exterior improvements are currently being done at the property to increase its appeal in an effort to combat the increased competition.

The Partnership's net loss for the nine months ended September 30, 1997, was approximately $289,000 compared to net income of approximately $565,000 for the corresponding period of 1996. The net loss for the three months ended September 30, 1997, was approximately $672,000 compared to a net loss of approximately $146,000 for the three months ended September 30, 1996. Loss before extraordinary loss for the nine months ended September 30, 1997, was approximately $289,000 compared to income before extraordinary loss of approximately $920,000 for the corresponding period of 1996. For the three months ended September 30, 1997, the Partnership incurred a loss before extraordinary loss of approximately $672,000 compared to income before extraordinary loss of approximately $209,000 for the three months ended September 30, 1996. The extraordinary loss of $355,000 is a result of the refinancing as discussed in "Item 1, Note D - Refinancing and Extraordinary Loss."

The increase in net loss for the three and nine month periods ended September 30, 1997, is primarily due to increased operating expenses, interest expense and loss on disposal of property while revenues remained relatively constant. Included in operating expense for the nine months ended September 30, 1997, is approximately $609,000 of major repairs and maintenance compared to approximately $238,000 for the nine months ended September 30, 1996. The increase in major repairs and maintenance, of which substantially the entire change occurred in the third quarter, is the primary cause of the increase in operating expenses. The increase in major repairs and maintenance is due to various rehabilitation projects at Ski Lodge, Place du Plantier, Colony at Kenilworth and Alpine Village. At Ski Lodge, the increase was due to a 1997 exterior painting project of approximately $227,000 and parking lot repairs of approximately $31,000. At Place du Plantier, the exterior painting portion of an extensive rehabilitation project accounted for approximately $30,000 of increased expenses. At Colony at Kenilworth, exterior painting costing approximately $29,000 and parking lot repairs totaling approximately $39,000 contributed to the increase. At Alpine Village, $14,000 was spent on swimming pool repairs. Also contributing to the increase in operating expenses were increased property related expenses at Colony at Kenilworth, where marketing and referral fees increased approximately $36,000, as the property attempted to improve its occupancy. Corporate unit expenses increased approximately $39,000 due to the larger than usual number of corporate units temporarily leased as discussed above. Interest expense increased as a result of the financing of Ski Lodge Apartments in 1996, the proceeds of which were distributed to the partners. Prior to the financing the property did not have any debt encumbering the property. General and administrative expenses decreased primarily due to increased expense reimbursements in 1996, related to the costs incurred in connection with the transition and relocation of the administrative offices during the first half of 1996. The loss on disposal of property resulted from the write-off of the remaining basis of roofs replaced at Paranama Terrace, Place du Plantier, Fairway View, Colony at Kenilworth and Alpine Village.

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

At September 30, 1997, the Partnership had cash and cash equivalents of $4,492,000, as compared to $16,663,000 at September 30, 1996. The net cash provided by operating activities decreased primarily as a result of increased operating and interest costs, as discussed above. The increase in cash used in investing activities is due to increased property improvements and replacements resulting from property renovation programs established at the properties refinanced in 1996. The increase in cash used in financing activities is primarily due to the $10,621,000 distribution to partners which was declared in 1996 and paid in January 1997, as opposed to the approximately $10,000,000 net proceeds from the debt refinancing in 1996.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $34,452,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. In January 1997, the Partnership distributed $10,621,000. This distribution was declared in December 1996 and it primarily represented net proceeds received from property refinancings in 1996. The distribution also included some cash from operations. No other distributions were made in 1996 or 1997. Currently, the Managing General Partner does not anticipate making a cash distribution in the fourth quarter of 1997.




                            PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K: None filed during the quarter ended September 30, 1997.




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


                           Date: November 4, 1997