Form 10KSB
period 1997-12-31
NATIONAL PROPERTY INVESTORS 6
filed 1998-03-20
CIK 708870

FORM 10-KSB ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

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

                     Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days  Yes  X      No     .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $10,493,000.

State the aggregate market value of the partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership's interest would not exceed $25,000,000.

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

The Partnership, through its public offering of Limited Partnership Units, sold 109,600 units aggregating $54,800,000. The general partners contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. The Partnership currently owns six apartment complexes and has a 75.972% interest in another apartment complex. The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine what it believes to be the most appropriate strategy for each of the assets.

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

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment properties in its immediate area but also with hundreds of similar apartment properties throughout the urban area, including properties owned and/or managed by affiliates of the Partnership.
Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

There have been, and it is possible there may be other, federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of NPI Equity and National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI. See "Item 9" for information on the directors and executive officers of the Managing General Partner. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

On January 19, 1996, Insignia NPI, LLC ("Insignia LLC"), an affiliate of Insignia, acquired 47,624 limited partnership units (approximately 43.5% of the total outstanding partnership units of the Partnership) from DeForest Ventures II, L.P., the entity which made tender offers for units in 1994 and 1995. Insignia LLC subsequently transferred these units to Insignia Properties L.P. ("IPLP"), an affiliate of Insignia. (see "Item 11, Security Ownership of Certain Beneficial Owners and Management").


ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:


                                   Date of
Property                           Purchase   Type of Ownership             Use
Ski Lodge Apartments               07/19/84   Fee ownership, subject        Apartment
Montgomery, Alabama                           to a first mortgage           522 units

Panorama Terrace II Apartments
(Formerly Rocky Ridge Apartments)  10/16/84   Fee ownership, subject        Apartment
Birmingham, Alabama                           to a first mortgage           116 units

Place du Plantier                  05/01/84   Fee ownership, subject        Apartment
Apartments                                    to a first mortgage           268 units
Baton Rouge, Louisiana

Fairway View I Apartments          05/31/84   Fee ownership, subject        Apartment
Baton Rouge, Louisiana                        to a first mortgage           242 units

Colony at Kenilworth Apartments    03/15/84   Fee ownership, subject        Apartment
Towson, Maryland                              to a first mortgage           383 units

Alpine Village Apartments          10/16/84   Fee ownership, subject        Apartment
Birmingham, Alabama                           to a first mortgage           160 units

The Village Apartments             01/05/84   Tenant-in-common with         Apartment
Vorhees Township, New Jersey                  National Property             438 units (1)
                                              Investors 5, the
                                              Partnership owns a 75.972%
                                              interest subject to a first
                                              mortgage

(1) Represents the Partnership's pro-rata share. In total, The Village Apartments consists of 576 units.

SCHEDULE OF PROPERTIES (IN THOUSANDS):

                            Gross
Property                  Carrying    Accumulated                              Federal
                            Value     Depreciation       Rate        Method   Tax Basis
Ski Lodge               $   15,111   $   10,098      5-27.5 yrs.      S/L    $   3,276
Panorama Terrace II          4,456        2,785      5-27.5 yrs.      S/L        1,325
Place du Plantier           10,575        6,600      5-27.5 yrs.      S/L        2,998
Fairway View I               9,252        5,937      5-27.5 yrs.      S/L        2,383
Colony at Kenilworth        19,783       13,040      5-27.5 yrs.      S/L        3,707
Alpine Village               5,193        3,119      5-27.5 yrs.      S/L        1,695
  Total                 $   64,370   $   41,579                              $  15,384

See "Note B" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES (IN THOUSANDS):

                            Principal                                     Principal
                            Balance At                                     Balance
                           December 31,  Interest    Period    Maturity     Due At
         Property              1997        Rate     Amortized    Date      Maturity
Ski Lodge                 $   6,800        7.33%       (1)    11/01/03   $   6,800

Panorama Terrace II           1,450        7.33%       (1)    11/01/03       1,450

Place du Plantier             3,800        7.33%       (1)    11/01/03       3,800

Fairway View I                4,000        7.33%       (1)    11/01/03       4,000

Colony at Kenilworth          7,985        7.33%       (1)    11/01/03       7,985

Alpine Village                2,100        7.33%       (1)    11/01/03       2,100

                          $  26,135

(1) Interest only payments


The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. The notes include prepayment penalties if repaid prior to maturity.

On September 30, 1996, the Managing General Partner refinanced the mortgages on all of the Partnership's investment properties. The mortgages were refinanced into short-term temporary loans at 8% interest. During the fourth quarter of 1996, the Partnership entered into permanent refinancing on all of the properties effective November 1, 1996, with an interest rate of 7.33%.

The refinancing of Panorama Terrace II Apartments replaced indebtedness of approximately $1,496,000 with a new mortgage in the amount of $1,450,000. The Partnership paid a prepayment premium of approximately $15,000 and wrote off unamortized loan costs of approximately $18,000 resulting in an extraordinary loss on refinancing of approximately $33,000.

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

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                     Average Annual         Average Annual
                                      Rental Rates             Occupancy
           Property               1997          1996         1997     1996

Ski Lodge                      $4,993/unit   $4,955/unit      93%       92%

Panorama Terrace II             6,036/unit    6,289/unit      89%       90%

Place du Plantier               5,907/unit    5,676/unit      92%       93%

Fairway View I                  6,218/unit    5,949/unit      94%       96%

Colony at Kenilworth            8,599/unit    8,727/unit      85%       87%

Alpine Village                  6,137/unit    5,968/unit      92%       94%

During 1997 the average rental rates declined at Panorama Terrace II and Colony at Kenilworth. The decrease at Panorama Terrace II is primarily a result of increased competition due to the construction of 1,600 new apartment units in the Birmingham area during 1997. Colony at Kenilworth decreased rental rates in 1997 to attract students to the property and improve occupancy. As a result, although average occupancy for the year decreased, occupancy rose to 89% at December 31, 1997. Management continues to monitor and adjust rental rates at all properties to maximize total revenue.

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

SCHEDULE OF REAL ESTATE TAXES (IN THOUSANDS) AND RATES:


                                             1997             1997
                                            Billing           Rate

      Ski Lodge                           $   82              3.45%
      Panorama Terrace II                     21               .98%
      Place du Plantier                       43              9.95%
      Fairway View I                          58              9.95%
      Colony at Kenilworth                   210              4.36%
      Alpine Village                          40              1.25%


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.


                                   PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, sold 109,600 Limited Partnership Units aggregating $54,800,000. As of January 1, 1998, the Partnership had 109,600 units outstanding held by 3,381 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established public market for these units.

Distributions of $1,561,000 and $10,621,000 were declared in 1997 and 1996, respectively. The 1997 distribution represents cash from operations. The 1996 distribution represents net proceeds from mortgage refinancings of $8,844,000 and cash from operations of $1,777,000. The 1996 distribution was paid in January 1997 and the 1997 distribution was paid in December 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. The Managing General Partner anticipates that a distribution from operations will be made in 1998.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1997, was approximately $538,000 compared to net income of approximately $303,000 for the year ended December 31, 1996. Loss before extraordinary loss for the year ended December 31, 1997, was approximately $538,000 compared to income before extraordinary loss of approximately $658,000 for the year ended December 31, 1996. The extraordinary loss of $355,000 is a result of the refinancings as discussed below.

The decrease in net income is primarily due to decreases in revenues and equity in net income of tenant-in-common property and an increase in total expenses. Expenses increased primarily due to increased operating expenses, interest expense and loss on disposal of property. Included in operating expense for the year ended December 31, 1997, is approximately $749,000 of major repairs and maintenance compared to approximately $379,000 for the year ended December 31, 1996. The increase in major repairs and maintenance is due to various rehabilitation projects at Ski Lodge, Place du Plantier, Colony at Kenilworth, and Alpine Village. At Ski Lodge, the increase was due to a 1997 exterior painting project of approximately $272,000, parking lot repairs of approximately $31,000, and gutter repairs of approximately $27,000. At Place du Plantier, the exterior painting portion of an extensive rehabilitation project accounted for approximately $30,000 of increased expenses. At Colony at Kenilworth, exterior painting costing approximately $46,000 and parking lot repairs totaling approximately $39,000 contributed to the increase. At Alpine Village, $14,000 was spent on swimming pool repairs. Also contributing to the increase in operating expenses were increased property related expenses at Colony at Kenilworth, where marketing and referral fees increased approximately $34,000, as the property attempted to improve its occupancy. Corporate unit expenses increased approximately $55,000 due to a larger than usual number of corporate units being temporarily leased in 1997. Interest expense increased as a result of the financing of Ski Lodge Apartments in 1996, the proceeds of which were distributed to the partners. Prior to the financing the property did not have any debt encumbering the property. The loss on disposal of property resulted from the write-off of the remaining basis of roofs replaced at Panorama Terrace, Place du Plantier, Fairway View, Colony at Kenilworth and Alpine Village. In addition, income at the tenant-in-common property, the Village Apartments, decreased due to a 1997 exterior painting project, of which the Partnership's share was approximately $240,000. The decrease in Partnership revenue is due to a decrease in other income which more than offset an increase in rental income. Rental income increased due to an overall increase in occupancy and average rental rates at the Partnership's properties. The decrease in other income is attributable to the Partnership maintaining decreased cash balances during 1997 as compared to 1996.

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

Capital Resources and Liquidity

At December 31, 1997, the Partnership had cash and cash equivalents of $2,329,000, compared to $13,933,000 at December 31, 1996. The net decrease in cash and cash equivalents for the year ended December 31, 1997 is $11,604,000 compared to a net increase of $9,571,000 for the year ended December 31, 1996. The net cash provided by operating activities decreased primarily as a result of increased operating and interest expenses, as discussed above. Also contributing to the decrease was an increase in cash used for accounts payable and other liabilities due to the timing of payments. The decrease in cash used in investing activities is due to 1997 distributions from the tenant-in-common property. Partially offsetting this receipt of cash are increased property improvements and replacements resulting from property renovation programs at the properties in 1997. The increase in cash used in financing activities is primarily due to the $12,182,000 of distributions paid to partners, $10,621,000 of which was declared in 1996 and paid in January 1997. Included in 1996 net cash provided by financing activities was net proceeds from the debt refinancings in 1996.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit, and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Partnership's only unused source of liquidity.

On September 30, 1996, the Managing General Partner refinanced the mortgages on all of the Partnership's investment properties. The mortgages were refinanced into short-term temporary loans at 8% interest. During the fourth quarter of 1996, the Partnership entered into permanent refinancing on all of the properties effective November 1, 1996, with an interest rate of 7.33%.

The refinancing of Panorama Terrace II Apartments replaced indebtedness of approximately $1,496,000 with a new mortgage in the amount of $1,450,000. The Partnership paid a prepayment premium of approximately $15,000 and wrote off unamortized loan costs of approximately $18,000 resulting in an extraordinary loss on refinancing of approximately $33,000.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $26,135,000 matures November 1, 2003, with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. The Managing General Partner anticipates that a distribution from operations will be made in 1998. Distributions of cash generated from operations of approximately $1,561,000 were made to the partners during 1997. The Partnership also declared a distribution of $10,621,000 in 1996, which was paid in January 1997. This distribution represented net proceeds from the mortgage refinancings of $8,844,000 and cash from operations of $1,777,000.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.   FINANCIAL STATEMENTS


NATIONAL PROPERTY INVESTORS 6

LIST OF FINANCIAL STATEMENTS

   Report of Independent Auditors

   Balance Sheet - December 31, 1997

   Statements of Operations - Years ended December 31, 1997 and 1996

   Statement of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

   Statements of Cash Flows - Years ended December 31, 1997 and 1996

   Notes to  Financial Statements





                         Independent Auditors' Report



To the Partners
National Property Investors 6
Greenville, South Carolina


We have audited the accompanying balance sheet of National Property Investors 6 (a limited partnership)(the "Partnership") as of December 31, 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 6 as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note A to the financial statements, the Partnership changed its accounting for its investment in a tenant-in-common property, in 1997, from pro rata consolidation to the equity method of accounting.


                                                   /S/ IMOWITZ KOENIG & CO., LLP
                                                    Certified Public Accountants


New York, NY
January 26, 1998



                         NATIONAL PROPERTY INVESTORS 6

                                 BALANCE SHEET

                               December 31, 1997
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                                         $  2,329
  Receivables and deposits                                               476
  Restricted escrows                                                   1,687
  Other assets                                                         1,018
  Investment in Tenant-in-Common property
  (Notes A and G)                                                        102
  Investment properties (Notes B and F):
       Land                                          $   4,349
       Buildings and related personal property          60,021
                                                        64,370
       Less accumulated depreciation                   (41,579)       22,791

                                                                    $ 28,403

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                  $    137
  Tenant security deposits payable                                       194
  Accrued property taxes                                                 138
  Other liabilities                                                      330
  Mortgage notes payable (Note C)                                     26,135

Partners' Capital (Deficit)
  Limited partners' (109,600 units issued and
       outstanding)                                  $   2,002
  General partner's                                       (533)        1,469
                                                                    $ 28,403



                 See Accompanying Notes to Financial Statements


                         NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                        Years Ended December 31,
                                                            1997          1996
Revenues:
  Rental income                                         $   9,660     $   9,587
  Other income                                                833           986
      Total revenues                                       10,493        10,573

Expenses:
  Operating                                                 5,306         4,756
  Interest                                                  2,059         1,766
  Depreciation                                              2,700         2,669
  General and administrative                                  432           483
  Property taxes                                              456           463
  Loss on disposal of property                                152            26
    Total expenses                                         11,105        10,163

Equity in net income of tenant-in-common
  property (Note F)                                            74           248

(Loss) income before extraordinary loss                      (538)          658
Extraordinary loss on debt refinancing (Note C)                --          (355)
Net (loss) income                                       $    (538)    $     303

Net (loss) income allocated to general partner (1%)     $      (5)    $       3

Net (loss) income allocated to limited partners (99%)        (533)          300

                                                        $    (538)    $     303
Net income per limited partnership unit:
  (Loss) income before extraordinary loss               $   (4.86)    $    5.94
  Extraordinary loss on debt refinancing                       --         (3.20)

Net (loss) income per limited partnership unit          $   (4.86)    $    2.74

Distributions per limited partnership unit              $   14.10     $   95.94

                  See Accompanying Notes to Financial Statements

                              NATIONAL PROPERTY INVESTORS 6

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)

                                   Limited
                                 Partnership     General       Limited
                                    Units       Partner's     Partners'       Total
Original capital contributions    109,600       $      1     $ 54,800      $ 54,801

Partners' (deficit) capital
   at December 31, 1995           109,600       $   (409)    $ 14,295      $ 13,886

Net income for the year ended
   December 31, 1996                   --              3          300           303

Distribution declared to
    partners                           --           (106)     (10,515)      (10,621)

Partners' (deficit) capital
   at December 31, 1996           109,600           (512)       4,080         3,568

Net loss for the year ended
   December 31, 1997                   --             (5)        (533)         (538)

Distribution to partners               --            (16)      (1,545)       (1,561)

Partners' (deficit) capital
   at December 31, 1997           109,600      $    (533)    $  2,002     $   1,469

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 6

                             STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                                             Years Ended December 31,
                                                              1997              1996
Cash flows from operating activities:
  Net (loss) income                                       $   (538)         $    303
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
    Depreciation                                             2,700             2,669
    Amortization of loan costs                                 143                63
    Loss on disposal of property                               152                26
    Extraordinary loss on debt refinancing                      --               355
    Equity in net income of tenant-in-
     common property                                           (74)             (248)
    Change in accounts:
      Receivables and deposits                                  48               (49)
      Other assets                                             (26)               37
      Accounts payable                                        (289)              323
      Tenant security deposits payable                         (40)              (54)
      Accrued property taxes                                    99                (1)
      Other liabilities                                       (139)              311

       Net cash provided by operating activities             2,036             3,735

Cash flows from investing activities:
  Net deposits to restricted escrows                          (114)           (1,573)
  Property improvements and replacements                    (2,582)           (1,288)
  Distributions from tenant-in-common property               1,292                --

       Net cash used in investing activities                (1,404)           (2,861)

Cash flows from financing activities:
  Mortgage principal payments                                   --              (185)
  Repayments of mortgage notes payable                          --           (16,030)
  Proceeds from refinancing of debt                             --            26,135
  Loan costs                                                   (54)             (949)
  Debt extinguishment costs                                     --              (274)
  Distributions paid                                       (12,182)               --

       Net cash (used in) provided by
           financing activities                            (12,236)            8,697

Net (decrease) increase in cash and cash equivalents       (11,604)            9,571

Cash and cash equivalents at beginning of period            13,933             4,362

Cash and cash equivalents at end of period             $     2,329       $    13,933

Supplemental information:
  Cash paid for interest                               $     1,916       $     1,678

Supplemental disclosure of non-cash financing activity:
  Distributions payable to partners of $10,621,000 were accrued at December 31, 1996 and paid in January 1997.

                 See Accompanying Notes to Financial Statements

                         NATIONAL PROPERTY INVESTORS 6

                         Notes to Financial Statements

                               December 31, 1997


NOTE A - CHANGE IN METHOD OF REPORTING THE OWNERSHIP OF TENANT-IN-COMMON
         PROPERTY

National Property Investors 6 (the "Partnership") owns a 75.972% interest in The Village Apartments (the "Village") (see Note G). Through the third quarter of 1997, the Partnership consolidated its pro rata share of assets, liabilities and operations of the Village. During the fourth quarter of 1997, the Partnership decided to reflect its interest in the Village utilizing the equity method due to the inability of the Partnership to control the major operating and financial policies of the Village. Under the equity method, the original investment is increased by advances to the Village and the Partnership's share of the earnings of the Village. The investment is decreased by distributions from the Village and the Partnership's share of losses of the Village. At December 31, 1997 the Partnership's investment account had a balance of $102,000.

The statements of operations and cash flows for the year ended December 31, 1996 have been restated to reflect this change as a change in the reporting entity. Additionally, certain reclassifications were made in the 1996 statement of operations to conform to the current year presentation. These changes had no effect on the net (loss) income of the Partnership or on the net (loss) income per limited partnership unit.

NOTE B - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

The Partnership was organized under the Uniform Limited Partnership Laws of California as of October 15, 1982, for the purpose of acquiring and operating income-producing residential real estate. The Partnership currently owns three apartment complexes in Alabama, two apartment complexes in Louisiana and one apartment complex in Maryland. The Partnership also owns a 75.972 percent interest (as a tenant-in-common with an affiliate of the general partner) in an apartment complex located in New Jersey. The Partnership will terminate on December 31, 2006, unless previously terminated, in accordance with the terms of the Agreement of Limited Partnership. Limited partners' units are at a stated value of $500. A total of 109,600 units of the limited partnership were issued for aggregate capital contributions of $54,800,000. In addition, the general partners contributed a total of $1,000 to the Partnership.

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

Fair Value of Financial Instruments:

"Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments", as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Investment Properties:

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with "SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

For real estate purchased in joint ownership with an affiliated partnership, effective December 31, 1997, the Partnership accounts for the tenant-in-common property under the equity method of accounting.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Advertising costs:

Advertising costs of approximately $203,000 in 1997 and $150,000 in 1996 were charged to expense as incurred and are included in operating expenses.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 15 to 27.5 years for buildings and improvements and from five to seven years for furnishings.

Loan Costs:

Loan costs of approximately $1,003,000 are included in other assets at December 31, 1997. Loan costs are deferred and are amortized as interest expense over the term of the related loan. At December 31, 1997, the accumulated amortization totaled approximately $160,000.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statement of the Partnership.

Reclassifications:

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE C -  MORTGAGE NOTES PAYABLE

The principle terms of the mortgage notes payable are as follows (in thousands):

                           Principal      Monthly                           Principal
                           Balance At     Interest     Stated                Balance
                          December 31,      Only      Interest   Maturity     Due At
        Property              1997        Payment       Rate       Date      Maturity
Ski Lodge                $   6,800     $    42          7.33%   11/01/03   $   6,800

Panorama Terrace II          1,450           9          7.33%   11/01/03       1,450
  (formerly known as
   Rocky Ridge)

Place du Plantier            3,800          23          7.33%   11/01/03       3,800

Fairway View I               4,000          24          7.33%   11/01/03       4,000

Colony at Kenilworth         7,985          49          7.33%   11/01/03       7,985

Alpine Village               2,100          13          7.33%   11/01/03       2,100
                         $  26,135     $   160

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. The notes include prepayment penalties if repaid prior to maturity.

On September 30, 1996, the Managing General Partner refinanced the mortgages on all of the Partnership's investment properties. The mortgages were refinanced into short-term temporary loans at 8% interest. During the fourth quarter of 1996, the Partnership entered into permanent refinancing on all of the properties effective November 1, 1996, with an interest rate of 7.33%.

The refinancing of Panorama Terrace II Apartments replaced indebtedness of approximately $1,496,000 with a new mortgage in the amount of $1,450,000. The Partnership paid a prepayment premium of approximately $15,000 and wrote off unamortized loan costs of approximately $18,000 resulting in an extraordinary loss on refinancing of approximately $33,000.

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

The Managing General Partner secured a mortgage for Ski Lodge Apartments in the amount of $6,800,000.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):


                 1998                    $    --
                 1999                         --
                 2000                         --
                 2001                         --
                 2002                         --
              Thereafter                  26,135
                                         $26,135

NOTE D - INCOME TAXES

The Partnership files its tax return on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of the net (loss) income per the financial statements to the net taxable income to partners is as follows (in thousands, except unit data):


                                               1997           1996

Net (loss) income as reported             $     (538)    $      303
  Tax depreciation less than
    financial statement depreciation             205             24
  Prepaid rent                                    48             45
  Interest capitalized for income
    tax reporting                                133             24
  Other                                          135             44
Federal taxable (loss) income             $      (17)    $      440

Federal taxable (loss) income
  per limited partnership unit            $     (.15)    $     3.97



The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):


Net assets as reported                      $     1,469
  Land and buildings                             (2,188)
  Accumulated depreciation                      (10,358)
  Syndication and distribution costs              6,295
  Prepaid rent                                       94

Net assets - Federal tax basis              $    (4,688)


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") is the general partner of the Partnership. NPI Equity was a wholly owned subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired the stock of NPI Equity.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia acquired all of the issued and outstanding shares of stock of NPI Equity and NPI. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI. An affiliate of Insignia owns 48,003 units or approximately 43.8% of the total limited partnership units.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1997 and 1996 (in thousands):


                                                            1997           1996
Property management fees (included in operating
  expenses)                                              $  508          $  520
Reimbursement for services of affiliates, including
  $205,000 and $47,000 of construction services
  reimbursements in 1997 and 1996, respectively
  (included in general and administrative expenses,
  operating expenses, and investment properties)            443             295


In addition, during the year ended December 31, 1996, the Partnership paid approximately $292,000 to affiliates of the Managing General Partner for brokerage fees and reimbursements incurred in connection with the refinancings of the Partnership's investment properties. These charges have been capitalized as loan costs and will be amortized over the life of the loans.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was entitled to receive approximately $139,000 in 1997 and $150,000 in 1996.

For the period from January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer
unaffiliated with the Managing General Partner.   An affiliate of the Managing
General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NPI Equity is entitled to receive 1% of the distributions of cash from operations, sales, and refinancings and an allocation of 1% of the net income or loss of the Partnership. NPI Equity received distributions of $16,000 and $106,000 for the years ended December 31, 1997 and 1996.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (1) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

Upon the sale of the Partnership's property, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.

NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)

                                             Initial Cost
                                            To Partnership

                                                      Buildings          Cost
                                                     and Related     Capitalized
                                                      Personal      Subsequent to
       Description        Encumbrances      Land      Property       Acquisition
Ski Lodge                  $   6,800      $  672     $  11,587       $   2,852

Panorama Terrace II            1,450         323         2,972           1,161

Place du Plantier              3,800         840         7,773           1,962

Fairway View I                 4,000         762         7,048           1,442

Colony at Kenilworth           7,985       1,306        13,187           5,290

Alpine Village                 2,100         359         3,515           1,319

  Totals                   $  26,135     $ 4,262      $ 46,082       $  14,026

                    Gross Amount At Which Carried
                        At December 31, 1997
                                 Buildings
                                And Related
                                 Personal            Accumulated   Year Of      Date    Depreciable
      Description         Land   Property    Total  Depreciation Construction Acquired  Life-Years
Ski  Lodge              $   676 $  14,435  $ 15,111  $  10,098       1977       7/84     5-27.5
Panorama Terrace II         330     4,126     4,456      2,785       1973      10/84     5-27.5
Place du Plainter           844     9,731    10,575      6,600       1974       5/84     5-27.5
Fairway View I              767     8,485     9,252      5,937       1974       5/84     5-27.5
Colony at Kenilworth      1,366    18,417    19,783     13,040       1967       3/84     5-27.5
Alpine Village              366     4,827     5,193      3,119       1972      10/84     5-27.5

 Totals                 $ 4,349 $  60,021  $ 64,370  $  41,579



Reconciliation of "Investment Properties and Accumulated Depreciation":


                                           Years Ended December 31,
                                             1997            1996

Investment Properties
Balance at beginning of year           $    62,224     $    61,067
  Property improvements and
     replacements                            2,582           1,288
  Disposals of property                       (436)           (131)
Balance at end of year                 $    64,370     $    62,224

Accumulated Depreciation
Balance at beginning of year           $    39,163     $    36,599
  Additions charged to expense               2,700           2,669
  Disposals of property                       (284)           (105)
Balance at end of year                 $    41,579     $    39,163



The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is $62,777,000 and $60,067,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is $47,393,000 and $45,018,000.


NOTE G - TENANT-IN-COMMON PROPERTY

The Partnership currently owns the Village, as a tenant-in-common with National Property Investors 5 ("NPI 5"), an affiliated public limited partnership. NPI 5 acquired a 24.028% undivided interest with the Partnership owning the remaining 75.972%. Effective December 31, 1997, the property is accounted for under the equity method of accounting (see "Note A"). At December 31, 1997, the Partnership's investment account had a balance of $102,000.

The condensed balance sheet of the Village at December 31, 1997, is summarized as follows (in thousands):

                                                      December 31,
                                                          1997
Assets
Investment property, net                               $  9,999
Other assets                                              1,472
   Total                                               $ 11,471
Liabilities and Partners' Capital
Mortgage note payable                                  $ 10,909
Other liabilities                                           506
Partners capital                                             56
   Total                                               $ 11,471

Condensed statements of operations of the Village for the years ended December 31, 1997 and 1996 are as follows (in thousands):

                                  Year Ended December 31,
                                    1997           1996

Total revenues                  $  4,671        $  4,559

Operating and other expenses       2,808           2,487
Depreciation                         778             745
Mortgage interest                    988           1,000

 Total expenses                    4,574           4,232

Net income                      $     97        $    327



NOTE H - DISTRIBUTIONS

In December 1997, the Partnership distributed approximately $1,561,000 of cash from operations to its partners with approximately $1,545,000 being paid to the limited partners ($14.10 per limited partnership unit) and approximately $16,000 being paid to the Managing General Partner.

In December 1996, the Partnership declared a distribution of approximately $10,621,000 payable to the partners. The distribution was paid in January 1997, with approximately $10,515,000 being paid to the limited partners ($95.94 per limited partnership unit) and approximately $106,000 being paid to the Managing General Partner. The distribution represented net proceeds from the mortgage refinancings, as discussed in "Note C", and cash from operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names and ages of, as well as the positions and offices held by, the executive officers and directors of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), are set forth below. There are no family relationships between or among any officers or directors.

  Name                                 Age               Position

William H. Jarrard, Jr.                51                President and Director

Ronald Uretta                          41                Vice President and
                                                           Treasurer

Martha L. Long                         38                Controller

Robert D. Long, Jr.                    30                Vice President

Daniel M. LeBey                        32                Vice President and
                                                           Secretary

Kelley M. Buechler                     40                Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the Managing General Partner since January 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Managing General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia Financial Group Inc. ("Insignia") from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since January 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Managing General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996 and Assistant Secretary of Insignia since 1991.

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


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of January 1, 1998.

    Name and address of              Amount of nature of
    Beneficial Owner                   Beneficial Owner          % of Class

    Insignia Properties, LP                48,003                   43.8
    One Insignia Financial Plaza
    Greenville, SC 29602

    All directors and executive
    officers as a group (six persons)        --                  --

On January 19, 1996, Insignia NPI, LLC ("Insignia LLC"), an affiliate of Insignia, acquired 47,624 limited partnership units (approximately 43.5% of the total outstanding partnership units of the Partnership) from DeForest Ventures II, L.P., the entity which made tender offers for units in 1994 and 1995. Insignia LLC subsequently transferred these units to Insignia Properties L.P. ("IPLP"), an affiliate of Insignia.

As a result of its ownership of 48,003 limited partnership units, Insignia Properties, L.P. ("Insignia LP") could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia LP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Insignia LP has agreed for the benefit of non-tendering unitholders that it would vote its Units acquired from DeForest II (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on Insignia LP's right to vote each Unit acquired.

There are no arrangements known to the Managing General Partner, which may, at a subsequent date, result in a change in control of the Partnership.


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

NPI Equity Investments, Inc. ("NPI Equity") is the general partner of the Partnership. NPI Equity was a wholly owned subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time IPT acquired the stock of NPI Equity.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia acquired all of the issued and outstanding shares of stock of NPI Equity and NPI. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders.
If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1997 and 1996 (in thousands):


                                                           1997           1996

Property management fees                                 $  508          $  520
Reimbursement for services of affiliates, including
  $205,000 and $47,000 of construction services
  reimbursements in 1997 and 1996, respectively             443             295


In addition, during the year ended December 31, 1996, the Partnership paid approximately $292,000 to affiliates of the Managing General Partner for brokerage fees and reimbursements incurred in connection with the refinancings of all of the Partnership's investment properties. These charges have been capitalized as loan costs and will be amortized over the life of the loans.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was entitled to receive approximately $139,000 in 1997 and $150,000 in 1996.

For the period of January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NPI Equity is entitled to receive 1% of the distributions of cash from operations, sales, and refinancings and an allocation of 1% of the net income or loss of the Partnership. NPI Equity received distributions of $16,000 and $106,000 for the years ended December 31, 1997 and 1996. Upon the sale of all properties and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (1) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

Upon the sale of the Partnership's property, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.

An affiliate of Insignia owns 43.8% of the total limited partnership units of the Partnership, as described in "Item 11" above.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  See Exhibit Index contained herein.

(b)  Reports on Form 8-K filed during the fourth quarter of 1997: None.



                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           NATIONAL PROPERTY INVESTORS 6


                           By:  NPI EQUITY INVESTMENTS, INC.
                                Its Managing General Partner

                           By:  /s/William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President and Director

                           Date:March 20,1998

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ William H. Jarrard, Jr.      President and Director  Date: March 20, 1998
William H. Jarrard, Jr.


/s/Ronald Uretta                 Vice President and      Date: March 20, 1998
Ronald Uretta                    Treasurer

                         NATIONAL PROPERTY INVESTORS 6

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

        10.15 Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Alpine Village Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

        10.16 Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Alpine Village Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

        10.17 Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Colony at Kenilworth Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

        10.18 Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Colony at Kenilworth Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

        10.19 Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Fairway View I Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

        10.20 Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Fairway View I Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

        10.21 Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Place du Plantier Apartments, and Lehman Brothers Holdings Inc., Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

        10.22 Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Place du Plantier Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

        10.23 Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Panorama Terrace II Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

        10.24 Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Panorama Terrace II Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

        10.25 Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Ski Lodge Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

        10.26 Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Ski Lodge Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

        27               Financial Data Schedule.