Form 10QSB
period 1998-03-31
NATIONAL PROPERTY INVESTORS 6
filed 1998-05-13
CIK 708870

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                For the quarterly period ended March 31, 1998


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X. No   .


                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)
                         NATIONAL PROPERTY INVESTORS 6

                                 BALANCE SHEET
                                  (Unaudited)

                                 March 31, 1998
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                                          $    3,175
  Receivables and deposits                                                  489
  Restricted escrows                                                      1,607
  Other assets                                                              898
  Investment in Tenant-in-Common property                                   162
  Investment properties:
       Land                                           $   4,349
       Buildings and related personal property           60,201
                                                         64,550
       Less accumulated depreciation                    (42,256)         22,294

                                                                      $  28,625

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                    $      89
  Tenant security deposit liabilities                                       189
  Accrued property taxes                                                    103
  Other liabilities                                                         343
  Mortgage notes payable                                                 26,135

Partners' Capital (Deficit)
  Limited partners' (109,600 units issued and
       outstanding)                                   $   2,296
  General partner's                                        (530)          1,766

                                                                      $  28,625
                   See Accompanying Notes to Financial Statements

b)
                         NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                          Three Months
                                                         Ended March 31,
                                                      1998             1997
Revenues:
  Rental income                                     $  2,432         $  2,313
  Other income                                           235              234
       Total revenues                                  2,667            2,547

Expenses:
  Operating                                            1,020              997
  Interest                                               515              515
  Depreciation                                           677              651
  General and administrative                              99               60
  Property taxes                                         119              116
       Total expenses                                  2,430            2,339

Equity in net income of tenant-in-common
   property                                               60              111

Net income                                          $    297         $    319

Net income allocated to general partner (1%)        $      3         $      3

Net income allocated to limited partners (99%)           294              316

                                                    $    297         $    319

Net income per limited partnership unit             $   2.68         $   2.88

                    See Accompanying Notes to Financial Statements

c)
                         NATIONAL PROPERTY INVESTORS 6

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership   General        Limited
                                    Units      Partner's      Partners'        Total
Original capital contributions    109,600       $     1      $  54,800      $  54,801

Partners' (deficit) capital at
  December 31, 1997               109,600       $  (533)     $   2,002      $   1,469

Net income for the three
  months ended March 31, 1998          --             3            294            297

Partners' (deficit) capital at
  March 31, 1998                  109,600       $  (530)     $   2,296      $   1,766

                     See Accompanying Notes to Financial Statements

d)
                         NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                                 1998            1997
Cash flows from operating activities:
  Net income                                                 $     297       $     319
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                   677             651
    Amortization of loan costs                                      36              36
    Equity in net income of tenant-in-common property              (60)           (111)
    Change in accounts:
       Receivables and deposits                                    (13)            (25)
       Other assets                                                 84              (2)
       Accounts payable                                            (48)           (310)
       Tenant security deposit liabilities                          (5)            (10)
       Accrued property taxes                                      (35)             65
       Other liabilities                                            13            (159)

     Net cash provided by operating activities                     946             454

Cash flows from investing activities:
   Property improvements and replacements                         (180)           (248)
   Net receipts from (deposits to) restricted escrows               80            (114)
   Distributions from tenant-in-common property                     --             759

     Net cash (used in) provided by investing
      activities                                                  (100)            397

Cash flows from financing activities:
   Distributions paid                                               --         (10,621)

     Net cash used in financing activities                          --         (10,621)

Net increase (decrease) in cash and cash equivalents               846          (9,770)

Cash and cash equivalents at beginning of period                 2,329          13,933

Cash and cash equivalents at end of period                    $  3,175        $  4,163

Supplemental information:
  Cash paid for interest                                      $    479        $    479

                 See Accompanying Notes to Financial Statements

e)
                         NATIONAL PROPERTY INVESTORS 6

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation (see "Note B").

NOTE B - CHANGE IN METHOD OF REPORTING THE OWNERSHIP OF TENANT-IN-COMMON
         PROPERTY

National Property Investors 6 owns a 75.972% interest in The Village Apartments (the "Village") (see Note D). Through the third quarter of 1997, the Partnership consolidated its pro rata share of assets, liabilities and operations of the Village. During the fourth quarter of 1997, the Partnership decided to reflect its interest in the Village utilizing the equity method due to the inability of the Partnership to control the major operating and financial policies of the Village. Under the equity method, the original investment is increased by advances to the Village and the Partnership's share of the earnings of the Village. The investment is decreased by distributions from the Village and the Partnership's share of losses of the Village. At March 31, 1998, the Partnership's investment account had a balance of $162,000.

The statements of operations and cash flows for the period ended March 31, 1997 have been restated to reflect this change as a change in the reporting entity. Additionally, certain reclassifications were made in the 1997 statement of operations to conform to the current year presentation. These changes had no effect on the net income of the Partnership or on the net income per limited partnership unit.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia were incurred during the three month periods ended March 31, 1998 and 1997 (in thousands):


                                                            Three Months Ended
                                                                 March 31,
                                                           1998            1997
Property management fees (included in operating
    expenses)                                                $132           $120
Reimbursement for services of affiliates, including
   $24,000 and $34,000 of construction services
   reimbursements in 1998 and 1997, respectively
   (included in general and administrative
   and operating expenses, and investment properties)         100             83

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

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE D - TENANT-IN-COMMON PROPERTY

The Partnership currently owns The Village as a tenant-in-common with National Property Investors 5 ("NPI 5"), an affiliated public limited partnership. NPI 5 acquired a 24.028% undivided interest with the Partnership owning the remaining 75.972%. Effective December 31, 1997, the property is accounted for under the equity method of accounting (see "Note B"). At March 31, 1998, the Partnership's investment account had a balance of $162,000.

The condensed balance sheet of the Village at March 31, 1998, is summarized as follows (in thousands):

                                                        March 31,
                                                          1998
Assets
Investment property, net                               $  9,850
Other assets                                              1,397
   Total                                               $ 11,247
Liabilities and Partners' Capital
Mortgage note payable                                  $ 10,869
Other liabilities                                           244
Partners capital                                            134
   Total                                               $ 11,247

Condensed statements of operations of the Village for the three month periods ending March 31, 1998 and 1997 are as follows (in thousands):

                                    Three Months Ended
                                         March 31,
                                    1998           1997
Total revenues                  $  1,134        $  1,125
Operating and other expenses         613             540
Depreciation                         198             189
Mortgage interest                    245             249
 Total expenses                    1,056             978
Net income                      $     78        $    147


NOTE E - DISTRIBUTIONS

In December 1996, the Partnership declared a distribution of approximately $10,621,000 payable to the partners. The distribution was paid in January 1997, with approximately $10,515,000 being paid to the limited partners ($95.94 per limited partnership unit) and approximately $106,000 being paid to the Managing General Partner. The distribution represented net proceeds from the mortgage refinancings in 1996 and cash from operations.

NOTE F - SUBSEQUENT EVENT

Subsequent to March 31, 1998, the Partnership entered in an agreement with an unaffiliated party to sell the Village, the Partnership's tenant-in-common property. The potential purchaser is currently inspecting the property, pursuant to the Contract to Purchase and Sell Property. The Managing General Partner expects the sale to be completed by July 1998.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:

                                                  Average
                                                 Occupancy
Property                                     1998           1997

Ski Lodge Apartments
  Montgomery, Alabama                        94%             89%

Panorama Terrace II Apartments
  Birmingham, Alabama                        91%             86%

Place du Plantier Apartments
  Baton Rouge, Louisiana                     89%             93%

Fairway View I Apartments
  Baton Rouge, Louisiana                     94%             92%

Colony at Kenilworth Apartments
  Towson, Maryland                           88%             84%

Alpine Village Apartments
  Birmingham, Alabama                        91%             91%

The Managing General Partner attributes the occupancy increase at Ski Lodge to improved conditions in the local market. During 1997, many new apartments were constructed in the Birmingham area, which caused a decrease in occupancy at Panorama Terrace. Management has been able to increase occupancy in 1998 by attracting tenants back to Panorama Terrace with reduced rental rates. Colony at Kenilworth's increased occupancy is the result of a new marketing program started in 1997, which focuses on marketing the property to students at the area colleges and universities. The decrease in occupancy at Place du Plantier is due to the expiration during the first quarter of 1998 of six-month leases offered to appeal to the local student population. The property is experimenting with various leasing options to maximize its occupancy throughout the year while maintaining its appeal to students attending the local university. Physical occupancy at Place du Plantier had improved to 91% by mid-April. Management continues to monitor and adjust rental rates at all properties to maximize total revenue.

The Partnership realized net income of $297,000 for the three months ended March 31, 1998, compared to net income of $319,000 for the three months ended March 31, 1997. The decrease in net income is primarily due to decreased equity in net income of tenant-in-common property and an increase in total expenses.
Partially offsetting the decrease in equity in net income of tenant-in-common property and increased total expenses was an increase in rental income due to an overall increase in rental rates and occupancy, as discussed above. Expenses increased primarily due to increased depreciation, operating and general and administrative expenses. Depreciation expenses increased as a result of property improvements and replacements completed during 1997. General and administrative expenses increased primarily due to increased expense reimbursements. Net income at the tenant-in-common property, the Village, decreased primarily due to increased utility costs, in part due to decreased occupancy, and maintenance expenses related to the completion of the 1997 exterior painting project

Included in operating expense is approximately $42,000 of major repairs and maintenance comprised primarily of exterior building repairs and landscaping for the three months ended March 31, 1998. Included in operating expense for the three months ended March 31, 1997 is approximately $53,000 of major repairs and maintenance comprised primarily of exterior building and swimming pool repairs.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $3,175,000 compared to approximately $4,163,000 at March 31, 1997. The net increase in cash and cash equivalents for the period ended March 31, 1998 was $846,000 compared to a net decrease of $9,770,000 for the period ended March 31, 1997. Net cash provided by operating activities increased primarily due to the decreases in cash used for accounts payable and other liabilities in 1998 due to the timing of payments. Net cash used in investing activities increased due to a distribution from the tenant-in-common property in 1997. Net cash used in financing activities decreased due to a distribution being paid in 1997.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit, and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $26,135,000 matures November 1, 2003, with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. The Partnership declared a distribution of $10,621,000 in 1996, which was paid in January 1997. No distributions were declared or paid during the first quarter of 1998. The Managing General Partner anticipates that a distribution from operations will be made in 1998.

Subsequent to March 31, 1998, the Partnership entered in an agreement with an unaffiliated party to sell the Village, the Partnership's tenant-in-common property. The potential purchaser is currently inspecting the property, pursuant to the Contract to Purchase and Sell Property. The Managing General Partner expects the sale to be completed by July 1998.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint, which it believes to be without merit, and intends to vigorously defend the action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


  b)  Reports on Form 8-K:  None filed during the quarter ended March 31, 1998.



                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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


                           Date: May 13, 1998