Form 10QSB
period 1998-06-30
NATIONAL PROPERTY INVESTORS 6
filed 1998-08-13
CIK 708870

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


                  For the quarterly period ended June 30, 1998


[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)
                         NATIONAL PROPERTY INVESTORS 6

                                 BALANCE SHEET
                                  (Unaudited)

                                 June 30, 1998
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                                 $  2,957
  Receivables and deposits                                       630
  Restricted escrows                                           1,511
  Other assets                                                   814
  Investment in tenant-in-common property                     14,730
  Investment properties:
       Land                                     $  4,349
       Buildings and related personal property    60,659
                                                  65,008
       Less accumulated depreciation             (42,896)     22,112

                                                            $ 42,754

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                          $    269
  Tenant security deposit liabilities                            199
  Accrued property taxes                                         166
  Other liabilities                                            1,265
  Mortgage notes payable                                      26,135

Partners' Capital (Deficit)
  Limited partners' (109,600 units issued and
       outstanding)                             $ 15,121
  General partner's                                 (401)     14,720

                                                            $ 42,754

                 See Accompanying Notes to Financial Statements


b)
                         NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                             Three Months Ended  Six Months Ended
                                  June 30,           June 30,
                               1998      1997      1998      1997
Revenues:
 Rental income               $ 2,453   $ 2,360   $ 4,885   $ 4,673
 Other income                    203       196       438       430
   Total revenues              2,656     2,556     5,323     5,103

Expenses:
 Operating                     1,208     1,182     2,228     2,179
 Interest                        511       514     1,026     1,029
 Depreciation                    676       661     1,353     1,312
 General and administrative      154        87       253       147
 Property taxes                  116       116       235       232
 Incentive compensation fee      916        --       916        --
   Total expenses              3,581     2,560     6,011     4,899

Equity in net income of
 tenant-in-common property    14,568        68    14,628       179

Net income                   $13,643   $    64   $13,940   $   383

Net income allocated
 to general partner (1%)     $   136   $     1   $   139   $     4

Net income allocated
 to limited partners (99%)    13,507        63    13,801       379
                             $13,643   $    64   $13,940   $   383
Net income per limited
 partnership unit            $123.24   $   .57   $125.92   $  3.46

Distribution per limited
 partnership unit            $  6.22   $    --   $  6.22   $    --

                 See Accompanying Notes to Financial Statements


c)
                         NATIONAL PROPERTY INVESTORS 6

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership  General    Limited
                                   Units    Partner's  Partners'    Total

Original capital contributions    109,600    $      1   $ 54,800   $ 54,801

Partners' (deficit) capital at
  December 31, 1997               109,600    $  (533)   $  2,002   $  1,469

Distributions to partners              --         (7)       (682)      (689)

Net income for the six
  months ended June 30, 1998           --        139      13,801     13,940

Partners' (deficit) capital at
  June 30, 1998                   109,600    $  (401)   $ 15,121   $ 14,720

                 See Accompanying Notes to Financial Statements


d)
                         NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                         Six Months Ended
                                                             June 30,
                                                         1998       1997
Cash flows from operating activities:
  Net income                                           $ 13,940   $    383
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                          1,353      1,312
    Amortization of loan costs                               68         71
    Loss on disposal of property                             15         --
    Equity in net income of tenant-in-common property   (14,628)      (179)
    Change in accounts:
       Receivables and deposits                            (154)       (88)
       Other assets                                         136         46
       Accounts payable                                     132        (93)
       Tenant security deposit liabilities                    5        (32)
       Accrued property taxes                                28        131
       Other liabilities                                    935       (153)

     Net cash provided by operating activities            1,830      1,398

Cash flows from investing activities:
   Property improvements and replacements                  (689)      (886)
   Net receipts from (deposits to) restricted escrows       176       (230)
   Distributions from tenant-in-common property              --        759

     Net cash used in investing activities                 (513)      (357)

Cash flows from financing activities:
   Distributions paid                                      (689)   (10,621)
   Loan costs paid                                           --        (53)

     Net cash used in financing activities                 (689)   (10,674)

Net increase (decrease) in cash and cash equivalents        628     (9,633)

Cash and cash equivalents at beginning of period          2,329     13,933

Cash and cash equivalents at end of period             $  2,957   $  4,300

Supplemental information:
  Cash paid for interest                               $    958   $    958

                 See Accompanying Notes to Financial Statements


e)
                         NATIONAL PROPERTY INVESTORS 6

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation (see "Note B").

NOTE B - CHANGE IN METHOD OF REPORTING THE OWNERSHIP OF TENANT-IN-COMMON
PROPERTY

National Property Investors 6 owned a 75.972% interest in The Village Apartments (the "Village") (see "Note D"). On June 30, 1998, the property was sold. Through the third quarter of 1997, the Partnership consolidated its pro rata share of assets, liabilities and operations of the Village. During the fourth quarter of 1997, the Partnership decided to reflect its interest in the Village utilizing the equity method due to the inability of the Partnership to control the major operating and financial policies of the Village. Under the equity method, the original investment is increased by advances to the Village and the Partnership's share of the earnings of the Village. The investment is decreased by distributions from the Village and the Partnership's share of losses of the Village. At June 30, 1998, the Partnership's investment account had a balance of approximately $14,730,000, which primarily represented undistributed cash from the property sale on that date.

The statements of operations and cash flows for the period ended June 30, 1997 have been restated to reflect this change as a change in the reporting entity. Additionally, certain reclassifications were made in the 1997 statements of operations to conform to the current year presentation. These changes had no effect on the net income of the Partnership or on the net income per limited partnership unit.

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

The following transactions with affiliates of Insignia were incurred during the six month periods ended June 30, 1998 and 1997 (in thousands):


                                                     1998         1997

Property management fees (included in operating
    expenses)                                        $265         $248
Reimbursement for services of affiliates
   (included in general and administrative
   and operating expenses)                            152          116

In addition, the Partnership paid approximately $51,000 and $43,000 during the six month periods ended June 30, 1998 and 1997, respectively, to an affiliate of the Managing General Partner for construction oversight reimbursements related to capital improvements and major repair projects. These costs are included in investment properties and operating expense. The Partnership also accrued an incentive compensation fee of approximately $916,000 relating to the sale of the Partnership's tenant-in-common property, the Village (see "Note D"). This fee will be paid to the Managing General Partner once the limited partners have received distributions equal to the Net Tangible Asset Value for each unit ($201.67 per unit) plus a six percent cumulative, non-compounded return thereon, as defined in and dictated by the partnership agreement.

Also, for services relating to the administration of the Partnership and operation of the partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was entitled to receive $150,000 in 1996, which was accrued in 1996 and paid in January 1997. The Managing General Partner earned and received approximately $61,000 during the first half of 1998. No such reimbursements were earned during the six months ended June 30, 1997.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency, which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner, which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE D - TENANT-IN-COMMON PROPERTY

The Partnership owned the Village as a tenant-in-common with National Property Investors 5 ("NPI 5"), an affiliated public limited partnership. NPI 5 acquired a 24.028% undivided interest with the Partnership owning the remaining 75.972%. Effective December 31, 1997, the property is accounted for under the equity method of accounting (see "Note B").

On June 30, 1998, the Village, located in Voorhees Township, New Jersey, was sold to an unaffiliated party for an adjusted sales price of approximately $30,102,000. After repayment of the mortgage note payable and closing expenses, the net proceeds from the sale were approximately $18,098,000. For financial statement purposes, the sale resulted in a gain of approximately $19,946,000.
An extraordinary loss on early extinguishment of debt of approximately $840,000, representing prepayment penalties and the write off of the remaining unamortized loan costs, was also recorded.

The condensed balance sheet of the Village at June 30, 1998, is summarized as follows (in thousands):

                                      June 30,
Assets                                  1998

Cash                                   $19,442
   Total                               $19,442

Liabilities and Partners' Capital

Accrued liabilities                    $    53
Partners capital                        19,389
   Total                               $19,442

Condensed statements of operations of the Village for the three and six month periods ended June 30, 1998 and 1997 are as follows (in thousands):

                                    Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                     1998      1997      1998      1997
Revenues:
 Rental income                     $ 1,099   $ 1,093   $ 2,181   $ 2,158
 Other income                           66        62       118       122
 Gain on sale of property           19,946        --    19,946        --

   Total revenues                   21,111     1,155    22,245     2,280

Expenses:
 Operating and other expenses          579       627     1,192     1,167
 Depreciation                          197       193       395       382
 Mortgage interest                     240       247       485       496

   Total expenses                    1,016     1,067     2,072     2,045

Income before extraordinary loss    20,095        88    20,173       235

Extraordinary loss on early
 extinguishment of debt               (840)       --      (840)       --

Net income                         $19,255   $    88   $19,333   $   235


NOTE E - PROFORMA FINANCIAL INFORMATION

The following unaudited pro forma information reflects the operations of the Partnership for the six months ended June 30, 1998 and 1997, as if the Village had been sold prior to January 1, 1997 (in thousands).

                                             Proforma Results
                                           of Operations for the
                                             Six Months Ended
                                                 June 30,
                                              1998       1997

Revenues                                     $5,323     $5,103
Expenses                                      5,095      4,899
Net income                                      228        204
Net income per limited partnership unit        2.06       1.84

These proforma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect as of and for the periods presented or what may be achieved in the future.

NOTE F - DISTRIBUTIONS

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

In June 1998, the Partnership distributed approximately $689,000 to the partners. Approximately $682,000 was paid to the limited partners ($6.22 per limited partnership unit), and approximately $7,000 was paid to the Managing General Partner. The distribution represented cash from operations. A distribution representing the Partnership's share of the proceeds from the sale of the Village of approximately $13,750,000 and approximately $280,000 from operations was paid to the partners in July 1998.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the six month periods ended June 30, 1998 and 1997:


                                          Average
                                         Occupancy
Property                             1998         1997

Ski Lodge Apartments
  Montgomery, Alabama                94%          91%

Panorama Terrace II Apartments
  Birmingham, Alabama                88%          89%

Place du Plantier Apartments
  Baton Rouge, Louisiana             90%          92%

Fairway View I Apartments
  Baton Rouge, Louisiana             94%          92%

Colony at Kenilworth Apartments
  Towson, Maryland                   87%          84%

Alpine Village Apartments
  Birmingham, Alabama                92%          94%

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

On June 29, 1998, the Partnership's tenant-in-common property, the Village, located in Voorhees Township, New Jersey, was sold to an unaffiliated party for an adjusted sales price of approximately $30,102,000. After repayment of the mortgage note payable and closing expenses, the net proceeds from the sale were approximately $18,098,000. For financial statement purposes, the sale resulted in a gain of approximately $19,946,000. An extraordinary loss on early extinguishment of debt of approximately $840,000, representing prepayment penalties and the write off of the remaining unamortized loan costs, was also recorded. The Partnership's share of the net income of the tenant-in-common property was approximately $14,568,000 and $14,628,000 for the three and six month periods ended June 30, 1998.

The Partnership's net income for the six months ended June 30, 1998 was approximately $13,940,000, compared to net income of approximately $383,000 for the six months ended June 30, 1997. The Partnership's net income for the three months ended June 30, 1998 was approximately $13,643,000, compared to net income of approximately $64,000 for the three months ended June 30, 1997. The increase in net income for the three and six months ended June 30, 1998, as compared to the corresponding periods of 1997, is primarily attributable to the increase in the Partnership's share of the net income of the tenant-in-common property, as a result of the gain recognized on the sale of the Village, as discussed above. Also contributing to the increase in net income was an increase in rental revenue due to increased rental rates at Place du Plantier and Fairway View and increased occupancy at Ski Lodge and Colony at Kenilworth. Partially offsetting the increased rental income and the increase in equity in net income of the tenant-in-common property was the accrual of an Incentive Compensation Fee related to the sale of the Village. The fee is subordinated to the limited partners receiving a certain level of distributions (see "Item 1. Note C - Transactions with Affiliated Parties"). In addition, general and administrative expenses increased due to increased expense reimbursements, including approximately $61,000 of non-accountable expense reimbursement paid as a result of the June 1998 distribution of cash from operations.

Included in operating expense for the six months ended June 30, 1998 was approximately $155,000 of major repairs and maintenance comprised primarily of exterior building repairs, landscaping and exterior painting. Included in operating expense for the six months ended June 30, 1997 was approximately $130,000 of major repairs and maintenance comprised primarily of exterior building and swimming pool repairs and landscaping.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $2,957,000 compared to approximately $4,300,000 at June 30, 1997. The net increase in cash and cash equivalents for the period ended June 30, 1998 was $628,000 compared to a net decrease of $9,633,000 for the period ended June 30, 1997. Net cash provided by operating activities increased primarily due to an increase in rental revenues and the decrease in cash used for accounts payable and other liabilities in 1998 due to the timing of payments. Net cash used in investing activities increased due to a distribution from the tenant-in-common property being included in 1997 investing activities. Net cash used in financing activities decreased due to a decrease in distributions paid.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit, and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $26,135,000 matures November 1, 2003, with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. The Partnership declared a distribution of $10,621,000 in 1996, which was paid in January 1997. No other distributions were declared or paid during the first half of 1997. Distributions of cash from operations of $689,000 were paid to the partners during the second quarter of 1998. A distribution representing the Partnership's share of the proceeds from the sale of the Village of approximately $13,750,000 and approximately $280,000 from operations was paid to the partners in July 1998.

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


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits:  See exhibit index contained herein.

  b) Reports on Form 8-K: A Form 8-K dated June 30, 1998, was filed on July 15, 1998 reporting the sale of The Village Apartments, a tenant-in-common investment.


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





                           NATIONAL PROPERTY INVESTORS 6


                           By:     NPI EQUITY INVESTMENTS, INC.
                                   Its Managing General Partner


                           By:     /s/William H. Jarrard, Jr.
                                   William H. Jarrard, Jr.
                                   President and Director


                           By:     /s/Ronald Uretta
                                   Ronald Uretta
                                   Vice President and Treasurer


                           Date:   August 13, 1998

                         NATIONAL PROPERTY INVESTORS 6
                                 EXHIBIT INDEX


Exhibit Number                     Description of Exhibit

    10.27 Contract to Purchase and Sell dated May 1, 1998 by and between National Property Investors 6, a California limited partnership, and Apartment Group Limited, L.L.C. a New Jersey Limited Liability Company, relating to the Village Apartments.

      27       Financial Data Schedule