Form 10KSB
period 1998-12-31
NATIONAL PROPERTY INVESTORS 6
filed 1999-03-31
CIK 708870

FORM 10-KSB ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $10,766,000.

State the aggregate market value of the partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for Registrant's partnership interests is not available. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE




                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

National Property Investors 6 (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the Uniform Limited Partnership laws of California as of October 15, 1982. The Partnership's managing general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), a Florida corporation. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2006 unless terminated prior to such date.

The Partnership, through its public offering of Limited Partnership Units, sold 109,600 units aggregating $54,800,000. The general partners contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. The Partnership currently owns and operates six apartment complexes.

The Partnership is engaged in the business of operating and holding real properties for investment. The Partnership currently owns six apartment complexes. The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the properties or through property sales or exchanges, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine what it believes to be the most appropriate strategy for each of the assets.

The Partnership has no full time employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. These services were provided by an affiliate of the Managing General Partner for the years ended December 31, 1998 and 1997.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

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

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

Transfer of Control

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of National Property Investors, Inc. ("NPI"), the sole shareholder of NPI Equity. On December 31, 1996, Insignia transferred its interest in NPI Equity to IPT.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.
ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                                 Date of
Property                        Purchase     Type of Ownership         Use

Ski Lodge Apartments            07/19/84  Fee ownership, subject    Apartment
Montgomery, Alabama                       to a first mortgage       522 units

Panorama Terrace II Apartments  10/16/84  Fee ownership, subject    Apartment
Birmingham, Alabama                       to a first mortgage       116 units

Place du Plantier Apartments    05/01/84  Fee ownership, subject    Apartment
Baton Rouge, Louisiana                    to a first mortgage       268 units

Fairway View I Apartments       05/31/84  Fee ownership, subject    Apartment
Baton Rouge, Louisiana                    to a first mortgage       242 units

Colony at Kenilworth Apartments 03/15/84  Fee ownership, subject    Apartment
Towson, Maryland                          to a first mortgage       383 units

Alpine Village Apartments       10/16/84  Fee ownership, subject    Apartment
Birmingham, Alabama                       to a first mortgage       160 units

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.
                       Gross
Property             Carrying  Accumulated                          Federal
                       Value   Depreciation     Rate     Method    Tax Basis
                         (in thousands)                          (in thousands)

Ski Lodge             $15,355   $10,801     5-27.5 yrs.    S/L    $ 2,934

Panorama Terrace II     4,578     2,976     5-27.5 yrs.    S/L      1,283

Place du Plantier      10,736     7,017     5-27.5 yrs.    S/L      2,832

Fairway View I          9,546     6,343     5-27.5 yrs.    S/L      2,341

Colony at Kenilworth   20,906    13,846     5-27.5 yrs.    S/L      4,043

Alpine Village          5,419     3,341     5-27.5 yrs.    S/L      1,725

  Total               $66,540   $44,324                           $15,158

See "Note B" of the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                       Principal                                   Principal

                       Balance At                                   Balance

                      December 31, Interest   Period   Maturity      Due At

      Property            1998       Rate   Amortized    Date     Maturity (2)

                     (in thousands)                              (in thousands)


Ski Lodge            $ 6,800         7.33%     (1)    11/01/03  $ 6,800


Panorama Terrace II    1,450         7.33%     (1)    11/01/03    1,450


Place du Plantier      3,800         7.33%     (1)    11/01/03    3,800


Fairway View I         4,000         7.33%     (1)    11/01/03    4,000


Colony at Kenilworth   7,985         7.33%     (1)    11/01/03    7,985


Alpine Village         2,100         7.33%     (1)    11/01/03    2,100


                     $26,135                                    $26,135


(1)  Interest only payments

(2) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property.


                            Average Annual        Average Annual

                             Rental Rates            Occupancy

       Property            1998         1997       1998     1997


Ski Lodge              $5,042/unit  $4,993/unit    94%      93%


Panorama Terrace II     6,045/unit   6,036/unit    91%      89%


Place du Plantier       6,316/unit   5,907/unit    92%      92%


Fairway View I          6,507/unit   6,218/unit    96%      94%


Colony at Kenilworth    8,737/unit   8,599/unit    87%      85%


Alpine Village          6,278/unit   6,137/unit    93%      92%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:

                                   1998          1998
                                  Billing        Rate
                              (in thousands)

Ski Lodge                          $ 93          3.45%
Panorama Terrace II                  27          1.45%
Place du Plantier                    42          9.89%
Fairway View I                       57          9.89%
Colony at Kenilworth                216          4.48%
Alpine Village                       46          1.36%

CAPITAL IMPROVEMENTS:

Ski Lodge Apartments

During the year ended December 31, 1998 the Partnership completed approximately $245,000 of capital improvement projects at Ski Lodge Apartments consisting primarily of floor covering and appliance replacements and repairs to the property's roofs, electrical upgrades and pool repairs. These improvements were funded through replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $203,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, of parking lot repairs, recreational facility improvements, pool repairs, roof replacements, structural improvements, grounds lighting, appliances and floor covering replacements, and electrical and air conditioning upgrades. These improvements are expected to cost approximately $322,000.

Panorama Terrace Apartments

During the year ended December 31, 1998, the Partnership completed approximately $121,000 of capital improvement projects at Panorama Terrace II consisting primarily of air conditioning upgrades, roof replacements and floor covering replacements. These improvements were funded through replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $110,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, roof replacements, appliances and carpet repairs. These improvements are expected to cost approximately $116,000.

Place du Plantier Apartments

During the year ended December 31, 1998, the Partnership completed approximately $212,000 of capital improvement projects at Place du Plantier Apartments, consisting primarily of roof replacements, floor covering replacements, pool repairs and appliances upgrades. These improvements were funded through replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $376,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, plumbing upgrades, roof replacements, parking lot improvements, landscaping, appliances, interior decoration upgrades, air conditioning upgrades and floor covering replacements. These improvements are expected to cost approximately $425,000.

Fairway View II Apartments

During the year ended December 31, 1998, the Partnership completed approximately $293,000 of capital improvement projects at Fairway View II, consisting primarily of building improvements, including siding, balconies, stairwells and roof replacements, and appliance and floor covering replacements. These improvements were funded through replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $455,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, parking lot repairs, roof replacements, recreational facility improvements, landscaping and fencing and floor covering replacements. These improvements are expected to cost approximately $401,000.

Colony of Kenilworth

During the year ended December 31, 1998, the Partnership completed approximately $1,123,000 of capital improvement projects at Colony of Kenilworth, consisting primarily of building improvements, electrical upgrades, and floor covering replacements. These improvements were funded through replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $2,840,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, building improvements, exterior painting roof replacements, carpet and vinyl replacements, and parking lot repairs. These improvements are expected to cost approximately $1,184,000.

Alpine Apartments

During the year ended December 31, 1998, the Partnership completed approximately $227,000 of capital improvement projects at Alpine Apartments, consisting primarily of building improvements, air conditioning upgrades and carpet replacements. These improvements were funded through replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $96,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, building improvements, air conditioning upgrades, appliance replacements, and floor covering replacements. These improvements are expected to cost approximately $115,000.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and managing entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 1998.

                                    PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 109,600 limited partnership units aggregating $54,800,000. The Partnership currently has 3,346 holders of record owning an aggregate of 109,600 Units. An affiliate of the Managing General Partner owned 48,033 units or 43.83% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

Cash distributions from operations of approximately $3,652,000 ($32.99 per limited partnership unit) and $1,561,000 ($14.10 per limited partnership unit) were made during the years ended December 31, 1998 and 1997, respectively. In additions, for the year ended December 31, 1998, the Partnership distributed approximately 13,750,000 ($124.20 per limited partnership unit) of sale proceeds relating to the sale of The Village Apartments joint venture. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1998, was approximately $13,803,000 as compared to a net loss of approximately $538,000 for the year ended December 31, 1997. (See "Note E" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable income (loss)). The increase in net income is primarily attributable to the increase in the Partnership's share of the net income of the tenant-in-common property, as a result of the gain recognized on the sale of the Village, as discussed below.

On June 30, 1998, the Partnership's tenant-in-common property, The Village Apartments, located in Voorhees Township, New Jersey, was sold to an unaffiliated party for an adjusted sales price of approximately $30,102,000. After repayment of the mortgage note payable and closing expenses, the net proceeds from the sale were approximately $18,211,000. The sale resulted in a gain of approximately $19,946,000 for the joint venture and an extraordinary loss on early extinguishment of debt of approximately $840,000, representing prepayment penalties and the write off of the remaining unamortized loan costs. The Partnership's equity in the net income of the tenant-in-common property was approximately $14,612,000 for the year ended December 31, 1998, as compared to approximately $74,000 for the corresponding period in 1997.

Excluding the equity in income of the Village, the Partnership incurred a net loss of approximately $809,000 for the year ended December 31, 1998, as compared to a net loss of approximately $612,000 for the corresponding period in 1997. The increase in net loss is primarily attributable to an increase in total expenses which more than offset an increase in total revenues. Revenues increased due to increases in both rental and other income. The increase in rental revenue was due to increased rental rates at Place du Plantier, Fairway View I, Colony at Kenilworth and Alpine Village.

Expenses increased for the year ended December 31, 1998 as compared to December 31, 1997 due to increases in depreciation expense, general and administrative expense and the payment of an incentive compensation fee to the general partner of approximately $916,000. These increases were partially offset by a decrease in operating expense and the recognition in 1997 of a loss on disposal of property of approximately $152,000 resulting from the write off of the remaining basis of roofs at several of the Partnership's investment properties.

The increase in depreciation expense was due to the increase in capital assets over 1997. The increase in general and administrative expenses was due to the costs associated with the sale of The Village (described above) and Partnership management fees of $152,000 paid in connection with the 1998 distributions of cash from operations.

Operating expenses decreased for the year ended December 31, 1998, as compared to the corresponding period in 1997, as a result of various rehabilitation projects completed in 1997 at Ski Lodge and Colony at Kenilworth Apartments. At Ski Lodge Apartments, the decrease was due to the completion of an exterior painting project in 1997. Projects completed in 1997 at Colony at Kenilworth Apartments include exterior building improvements, exterior painting and parking lot repairs.

Included in general and administrative expenses at both December 31, 1998 and 1997 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plans of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $1,501,000, as compared to approximately $2,329,000 at December 31, 1997. The decrease in cash and cash equivalents is due to approximately $3,132,000 of cash provided by operating activities and approximately $13,442,000 of cash provided by investing activities which was offset by approximately $17,402,000 of cash used in financing activities. Cash provided by investing activities consists of distributions from the tenant-in-common property partially offset by capital improvements while cash used in financing activities consists of distributions to partners. The Partnership invests its working capital in a money market account.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit, and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $2.6 million in capital improvements for all of the Registrant's properties in 1999. Budgeted capital improvements include roof replacements, carpet and vinyl replacements, appliances, parking lot improvements, landscaping, air conditioning upgrades, exterior painting, building improvements and fencing. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $26,135,000 matures November 1, 2003 with balloon payments due at maturity. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

Cash distributions from operations of approximately $3,652,000 and $1,561,000 were made during the years ended December 31, 1998 and 1997, respectively. In addition, for the year ended December 31, 1998, the Partnership distributed approximately $13,750,000 of sale proceeds relating to the sale of The Village Apartments joint venture. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7.  FINANCIAL STATEMENTS


NATIONAL PROPERTY INVESTORS 6


LIST OF FINANCIAL STATEMENTS


Reports of Independent Auditors

Balance Sheet - December 31, 1998

Statements of Operations - Years ended December 31, 1998 and 1997

Statement of Changes in Partners' Capital (Deficit) - Years ended December 31,
   1998 and 1997

Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Financial Statements





               Report of Ernst & Young LLP, Independent Auditors'



To the Partners
National Property Investors 6


We have audited the accompanying balance sheet of National Property Investors 6 as of December 31, 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 6 at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP


Greenville, South Carolina
March 3, 1999





                          Independent Auditors' Report



To the Partners
National Property Investors 6
Greenville, South Carolina


We have audited the accompanying statements of operations, changes in partners' capital (deficit) and cash flows of National Property Investors 6 (a limited partnership)(the "Partnership") for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of National Property Investors 6 for the year ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                   /S/ IMOWITZ KOENIG & CO., LLP
                                                    Certified Public Accountants


New York, NY
January 26, 1998





                         NATIONAL PROPERTY INVESTORS 6

                                 BALANCE SHEET

                               December 31, 1998
                        (in thousands, except unit data)


Assets

    Cash and cash equivalents                                   $  1,501

    Receivables and deposits                                         515

    Restricted escrows                                               969

    Other assets                                                     855

    Investment properties (Notes D and G):

         Land                                       $  4,349

         Buildings and related personal property      62,191

                                                      66,540

         Less accumulated depreciation               (44,324)     22,216


                                                                $ 26,056

Liabilities and Partners' Capital (Deficit)

Liabilities

     Accounts payable                                           $    452

     Tenant security deposits payable                                207

     Payable to affiliate (Note F)                                   916

     Accrued property taxes                                          130

     Other liabilities                                               346

     Mortgage notes payable (Note D)                              26,135


Partners' Capital (Deficit)

     Limited partners' (109,600 units issued and

         outstanding)                               $ (1,561)

     General partner's                                  (569)     (2,130)

                                                                $ 26,056


                 See Accompanying Notes to Financial Statements






                         NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                      Years Ended December 31,

                                                           1998       1997

Revenues:

 Rental income                                          $ 9,920    $ 9,498

 Other income                                               846        833

         Total revenues                                  10,766     10,331


Expenses:

  Operating                                               4,674      5,144

  Interest                                                2,051      2,059

  Depreciation                                            2,781      2,700

  General and administrative                                680        432

  Property taxes                                            473        456

  Incentive compensation fee (Note F)                       916         --

  Loss on disposal of property                               --        152

         Total expenses                                  11,575     10,943


Equity in net income of tenant-in-common

  property (Note H)                                      15,250         74

Income (loss) before extraordinary item                  14,441       (538)

Equity in extraordinary loss on early extinguishment

   of debt of tenant-in-common (Note H)                    (638)        --


Net income (loss)                                       $13,803    $  (538)


Net income (loss) allocated to general partner (1%)     $   138    $    (5)


Net income (loss) allocated to limited partners (99%)    13,665       (533)

                                                        $13,803    $  (538)

Per limited partnership unit:

   Income (loss) before extraordinary item              $130.44    $ (4.86)


   Extraordinary item                                     (5.76)        --


Net income (loss)                                       $124.68    $ (4.86)


Distributions per limited partnership unit              $157.19    $ 14.10

                 See Accompanying Notes to Financial Statements






                         NATIONAL PROPERTY INVESTORS 6

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                  Limited

                                Partnership   General    Limited

                                   Units     Partner's  Partners'     Total


Original capital contributions   109,600    $      1    $ 54,800   $ 54,801


Partners' (deficit) capital at

   December 31, 1996             109,600    $   (512)   $  4,080   $  3,568


Net loss for the year ended

   December 31, 1997                  --          (5)       (533)      (538)


Distribution to partners              --         (16)     (1,545)    (1,561)


Partners' (deficit) capital at

   December 31, 1997             109,600        (533)      2,002      1,469


Net income for the year ended

   December 31, 1998                  --         138      13,665     13,803


Distributions to partners             --        (174)    (17,228)   (17,402)


Partners' deficit at

   December 31, 1998             109,600    $   (569)   $ (1,561)  $ (2,130)


                 See Accompanying Notes to Financial Statements






                         NATIONAL PROPERTY INVESTORS 6
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                     Year Ended December 31,

                                                        1998         1997

Cash flows from operating activities:

Net income (loss)                                   $ 13,803     $   (538)

Adjustments to reconcile net income (loss) to

net cash provided by operating activities:

Depreciation                                           2,781        2,700

Amortization of loan costs                               136          143

 Loss on disposal of property                             15          152

 Equity in net income of tenant-in-

   common property                                   (15,250)         (74)

 Equity in extraordinary loss in early

   extinguishment of debt of tenant-in-common            638           --

 Change in accounts:

 Receivables and deposits                                (39)          48

 Other assets                                             27          (26)

 Accounts payable                                         84         (289)

 Tenant security deposits payable                         13          (40)

 Accrued property taxes                                   (8)          99

 Payable to affiliates                                   916           --

 Other liabilities                                        16         (139)


Net cash provided by operating activities              3,132        2,036


Cash flows from investing activities:

Net withdrawals from (deposits to)

restricted escrows                                       718         (114)

Property improvements and replacements                (1,990)      (2,582)

Distributions from tenant-in-common property          14,714        1,292


Net cash provided by (used in) investing activities   13,442       (1,404)


Cash flows from financing activities:

  Loan costs paid                                         --          (54)

Distributions paid                                   (17,402)     (12,182)


Net cash used in financing activities                (17,402)     (12,236)

Net decrease cash and cash equivalents                  (828)     (11,604)


Cash and cash equivalents at beginning of period       2,329       13,933


Cash and cash equivalents at end of period          $  1,501     $  2,329


Supplemental information:

  Cash paid for interest                            $  1,916     $  1,916


At December 31, 1998 fixed additions of $231,000 were included in accounts payable.

Supplemental disclosure of non-cash financing activity:
Distributions payable to partners of $10,621,000 were accrued at December 31, 1996 and paid in January 1997.

                 See Accompanying Notes to Financial Statements






                         NATIONAL PROPERTY INVESTORS 6

                         Notes to Financial Statements
                               December 31, 1998


NOTE A - CHANGE IN METHOD OF REPORTING THE OWNERSHIP OF TENANT-IN-COMMON
         PROPERTY

National Property Investors 6 (the "Partnership" or "Registrant") owned a 75.972% interest in The Village Apartments (the "Village") (see "Note H"). On June 30, 1998, the property was sold. Through the third quarter of 1997, the Partnership consolidated its pro rata share of assets, liabilities and operations of the Village. During the fourth quarter of 1997, the Partnership decided to reflect its interest in the Village utilizing the equity method due to the inability of the Partnership to control the major operating and financial policies of the Village.

NOTE B - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

The Partnership was organized under the Uniform Limited Partnership Laws of California as of October 15, 1982, for the purpose of acquiring and operating income-producing residential real estate. The Partnership currently owns three apartment complexes in Alabama, two apartment complexes in Louisiana and one apartment complex in Maryland. The Managing General Partner of the Partnership is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Partnership will terminate on December 31, 2006, unless previously terminated, in accordance with the terms of the Agreement of Limited Partnership. Limited partners' units are at a stated value of $500. A total of 109,600 units of the limited partnership were issued for aggregate capital contributions of $54,800,000. In addition, the general partners contributed a total of $1,000 to the Partnership.

Uses of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Income, Loss and Distributions:

Income, loss and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents:

Includes cash on hand and in banks, money market accounts and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Depreciation:

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Loan Costs:

Loan costs of approximately $1,003,000, less accumulated amortization of approximately $295,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties:

Investment properties consist of six apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Segment Reporting:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (See "Note J" for required disclosure).

Advertising:

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $162,000 and $203,000 for the years ended December 31, 1998 and 1997, respectively, were charged to expense as incurred.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statement of the Partnership.

Reclassification:

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE C - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE D - MORTGAGE NOTES PAYABLE

The principle terms of the mortgage notes payable are as follows:


                      Principal   Monthly                       Principal

                      Balance At  Interest  Stated               Balance

                     December 31,   Only   Interest Maturity     Due At

      Property           1998     Payment    Rate     Date      Maturity

                        (in thousands)                       (in thousands)

Ski Lodge             $ 6,800     $    42   7.33%   11/01/03   $ 6,800


Panorama Terrace II     1,450           9   7.33%   11/01/03     1,450


Place du Plantier       3,800          23   7.33%   11/01/03     3,800


Fairway View I          4,000          24   7.33%   11/01/03     4,000


Colony at Kenilworth    7,985          49   7.33%   11/01/03     7,985


Alpine Village          2,100          13   7.33%   11/01/03     2,100

                      $26,135     $   160                      $26,135


The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. The notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):


    1999           --

    2000           --

    2001           --

    2002           --

    2003       26,135

              $26,135


NOTE E - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):


                                                1998        1997


Net income (loss) as reported                $13,803     $  (538)

Add (deduct):

 Depreciation differences                        301         205

 Prepaid rent                                    173          48

 Gain on sale of the Village                   5,175          --

 Interest capitalized for income

  Tax reporting                                   --         133

 Other                                           157         135

Federal taxable income (loss)                $19,609     $   (17)

Federal taxable income (loss) per limited

  partnership unit                           $177.13     $  (.15)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


Net liabilities as reported                     $(2,130)

Land and buildings                               (1,543)

Accumulated depreciation                         (5,515)

Syndication and distribution costs                6,295

Prepaid rent                                        266

Other                                               146

Net liabilities - tax basis                     $(2,481)



NOTE F - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were incurred to the Managing General Partner and affiliates during the year ended December 31, 1998 and 1997:


                                                   1998        1997

                                                    (in thousands)

Property management fees (included in

 operating expenses)                            $  536      $  508

Reimbursement for services of affiliates

 (included in operating, general and

 administrative expenses, and investment

 properties) (1)                                   384         443

Partnership management fees (included in

 general and administrative expenses)              152          --

Non-accountable reimbursement (included in

 general and administrative expenses)              150         139

Incentive management fee                           916          --


(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $80,000 and $205,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $536,000 and $508,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $384,000 and $443,000 for the years ended December 31, 1998 and 1997, respectively.

In addition approximately $916,000 of incentive management fees resulting from the sale of The Village were accrued in 1998. These fees are payable to the Managing General Partner but are subordinate to the limited partners receiving a preferred return, specified in the partnership agreement (see below for a further discussion of incentive management fees).

AIMCO currently owns, through an affiliate, a total of 48,033 limited partnership units or 43.826%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, the affiliate is required to vote its Units acquired from DeForest Ventures II, L.P. on January 19, 1996, (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

NPI Equity is entitled to receive 1% of the distributions of cash from operations, sales, and refinancings and an allocation of 1% of the net income or loss of the Partnership. NPI Equity received distributions of $174,000 and $16,000 for the years ended December 31, 1998 and 1997.

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



NOTE G - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                              Initial Cost

                                             To Partnership

                                             (in thousands)


                                                     Buildings        Cost

                                                    and Related    Capitalized

                                                      Personal    Subsequent to

      Description        Encumbrances      Land       Property     Acquisition

                        (in thousands)                           (in thousands)


Ski Lodge               $ 6,800         $   672     $11,587      $ 3,096


Panorama Terrace II       1,450             323       2,972        1,283


Place du Plantier         3,800             840       7,773        2,123


Fairway View I            4,000             762       7,048        1,736


Colony at Kenilworth      7,985           1,306      13,187        6,413


Alpine Village            2,100             359       3,515        1,545


Totals                  $26,135         $ 4,262     $46,082      $16,196






                    Gross Amount At Which Carried

                        At December 31, 1998

                           (in thousands)

                              Buildings

                                 And

                               Related

                              Personal           Accumulated     Year Of      Date   Depreciable

     Description       Land   Property   Total   Depreciation  Construction Acquired Life-Years

                                                (in thousands)


Ski Lodge             $   676 $14,679   $15,355   $10,801          1977       7/84     5-27.5

Panorama Terrace II       330   4,248     4,578     2,976          1973      10/84     5-27.5

Place du Plainter         844   9,892    10,736     7,017          1974       5/84     5-27.5

Fairway View I            767   8,779     9,546     6,343          1974       5/84     5-27.5

Colony at Kenilworth    1,366  19,540    20,906    13,846          1967       3/84     5-27.5

Alpine Village            366   5,053     5,419     3,341          1972      10/84     5-27.5


Totals                $ 4,349 $62,191   $66,540   $44,324





Reconciliation of Real Estate and Accumulated Depreciation:


                                      Years Ended December 31,

                                          1998        1997

Real Estate

Balance at beginning of year           $64,370     $62,224

 Property improvements and

  replacements                           2,221       2,582

 Disposals of property                     (51)       (436)

Balance at end of year                 $66,540     $64,370


Accumulated Depreciation

Balance at beginning of year           $41,579     $39,163

 Additions charged to expense            2,781       2,700

 Disposals of property                     (36)       (284)

Balance at end of year                 $44,324     $41,579


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is approximately $64,997,000 and $62,777,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $49,839,000 and $47,393,000, respectively.

NOTE H - TENANT-IN-COMMON PROPERTY

The Partnership owned The Village as a tenant-in-common with National Property Investors 5 ("NPI 5"), an affiliated public limited partnership. NPI 5 acquired a 24.028% undivided interest with the Partnership owning the remaining 75.972%. Effective December 31, 1997, the property was accounted for under the equity method of accounting.

On June 30, 1998, The Village, located in Voorhees Township, New Jersey, was sold to an unaffiliated party for an adjusted sales price of approximately $30,102,000. After repayment of the mortgage note payable and closing expenses, the net proceeds from the sale were approximately $18,211,000. The sale resulted in a gain of approximately $19,946,000 for the Tenant-in-common Joint Venture and an extraordinary loss on early extinguishment of debt of approximately $840,000, representing prepayment penalties and the write off of the remaining unamortized loan costs. The Partnership's equity in the net income of this tenant-in-common property was approximately $15,250,000 for 1998. The Partnership's equity in the extraordinary loss on early extinguishment of debt was approximately $638,000 for 1998.

The Village tenant-in-common joint venture with NPI 5 was terminated in 1998 after the distribution from the proceeds from the sale.

Condensed statements of operations of the Village for the years ended December 31, 1998 and 1997 are as follows (in thousands):

                                      1998        1997

Revenues:
 Rental income                     $ 2,182     $ 4,376
 Other income                          150         248
 Gain on sale of property           19,946          --

   Total revenues                   22,278       4,624

Expenses:
 Operating and other expenses        1,244       2,761
 Depreciation                          395         778
 Mortgage interest                     486         988

   Total expenses                    2,125       4,527

Income before extraordinary loss    20,153          97

Extraordinary loss on early
 extinguishment of debt                840          --

Net income                         $19,313     $    97

NOTE I - DISTRIBUTIONS

During the year ended December 31, 1998, the Partnership distributed approximately $3,652,000 of cash from operations and approximately $13,750,000 from sales proceeds relating to the sale of The Village joint venture. During the year ended December 1997, the Partnership distributed approximately $1,561,000 of cash from operations.

In December 1996, the Partnership declared a distribution of approximately $10,621,000 payable to the partners. The distribution was paid in January 1997, and represented net proceeds from the mortgage refinancings during 1996.

NOTE J - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of six apartment complexes in three states in the United States. The Partnership rents apartment units to people for terms that are typically less than twelve months.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segment.

1998
                                         Residential     Other        Totals
                                                     (in thousands)
Rental income                            $ 9,920      $    --      $ 9,920
Other income                                 682          164          846
Interest expense                           2,051           --        2,051
Depreciation                               2,781           --        2,781
General and administrative expense            --          680          680
Incentive compensation fee                    --          916          916
Equity in income of tenant-in-common          --       15,250       15,250
Equity in extraordinary loss
  of tenant-in-common                         --          638          638
Segment profit                               662       13,181       13,803
Total assets                              25,463          593       26,056
Capital expenditures for investment
  properties                               2,221           --        2,221


1997
                                         Residential     Other        Totals
                                                     (in thousands)
Rental income                            $ 9,498      $    --      $ 9,498
Other income                                 633          200          833
Interest expense                           2,059           --        2,059
Depreciation                               2,700           --        2,700
General and administrative expense            --          432          432
Loss on disposal of assets                  (152)          --         (152)
Equity in income of tenant-in-common          --           74           74
Segment loss                                (380)        (158)        (538)
Total assets                              26,259        2,144       28,403
Capital expenditures for investment
  properties                               2,582           --        2,582

NOTE K - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and managing entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that the costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective November 10, 1998, the Registrant dismissed its prior Independent Auditors, Imowitz Koenig and Company LLP ("Imowitz"). Imowitz' Independent Auditor's Report on the Registrant's financial statements for the calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During the calendar year ended 1997 and through November 24, 1998, there were no disagreements between the Registrant and Imowitz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Imowitz, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective November 24, 1998, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through November 10, 1998, the Registrant did not consult Ernst and Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.




                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

National Property Investors 6 (the "Partnership" or the "Registrant") has no officers or directors. The managing general partner is as follows:

Managing General Partner - The names and ages of, as well as the positions and offices held by, the present executive officers and directors of NPI Equity Investments, Inc. "NPI Equity" or "Managing General Partner") are set forth below. There are no family relationships between or among any officers or directors.

        NAME          Age                  Position

Patrick J. Foye       41    Executive Vice President and Director

Timothy R. Garrick    42    Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

No directors and officers of the Managing General Partner received any remuneration from the Registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.


             Entity                Number of Units    Percentage

     Insignia Properties LP             48,033          43.83%

      (an affiliate of AIMCO)


Insignia Properties LP is indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

No director or officer of the Managing General Partner owns any Units.

On January 19, 1996, Insignia NPI, LLC ("Insignia LLC") acquired 47,624 limited partnership units (approximately 43.5% of the total outstanding partnership units of the Partnership) from DeForest Ventures II, L.P., the entity which made tender offers for units in 1994 and 1995. Insignia LLC subsequently transferred these units to Insignia Properties L.P. ("IPLP").

As a result of its ownership of 48,003 limited partnership units, Insignia Properties, L.P. ("Insignia LP") could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia LP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Insignia LP is required to vote its Units acquired from DeForest II (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on Insignia LP's right to vote each Unit acquired.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were incurred to the Managing General Partner and affiliates during the year ended December 31, 1998 and 1997:


                                                   1998        1997

                                                    (in thousands)

Property management fees                        $  536      $  508

Reimbursement for services of affiliates (1)       384         443

Partnership management fees                        152          --

Non-accountable reimbursement                      150         139

Incentive management fee                           916          --


(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $80,000 and $205,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates $536,000 and $508,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $384,000 and $443,000 for the years ended December 31, 1998 and 1997, respectively.

In addition approximately $916,000 of incentive management fees resulting from the sale of The Village were accrued in 1998. These fees are payable to the Managing General Partner but are subordinate to the limited partners receiving a preferred return, specified in the partnership agreement (see below for a further discussion of incentive management fees).

AIMCO currently owns, through an affiliate, a total of 48,033 limited partnership units or 43.826%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

NPI Equity is entitled to receive 1% of the distributions of cash from operations, sales, and refinancings and an allocation of 1% of the net income or loss of the Partnership. NPI Equity received distributions of $174,000 and $16,000 for the years ended December 31, 1998 and 1997.

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



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

             See Exhibit Index contained herein.

(b)          Reports on Form 8-K filed during the fourth quarter of 1998:

             Current Report on Form 8-K dated on October 1, 1998 and filed October 16, 1998, disclosing change in control of the Partnership from Insignia Financial Group, Inc. to AIMCO.

             Current Report on Form 8-K dated on November 10, 1998 and filed November 16, 1998, disclosing the dismissal of Imowitz Koenig & Co., LLP as the Registrant's Independent Accountant.

             Current Report on Form 8-K dated December 9, 1998 and filed November 16, 1998, disclosing the engagement of Ernst & Young, LLP as the Registrant's Independent Accountant.



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



                                              NATIONAL PROPERTY INVESTORS 6
                                              By: NPI EQUITY INVESTMENTS, INC.
                                              Its Managing General Partner

                                              By: /s/ Patrick J. Foye
                                                  Patrick J. Foye
                                                  Executive Vice President


                                              By: /s/ Timothy R. Garrick
                                                  Timothy R. Garrick
                                                  Vice President - Accounting


                                              Date:  March 30, 1999

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Patrick J. Foye      Executive Vice President        Date: March 30, 1999
Patrick J. Foye          and Director

/s/ Timothy R. Garrick   Vice President - Accounting     Date: March 30, 1999
Timothy R. Garrick       and Director



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

      2.4 Limited liability Company Agreement of Riverside Drive L.L.C. dated as of August 17, 1995, Incorporated by reference to Exhibit
               2.4 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

      2.5 Agreement and Plan of Merger, dated as of October 1, 1998 by and between AIMCO and IPT incorporated by reference to Exhibit 2.1 in Registrant's Current Report on Form 8K dated as of October 1, 1998.

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

      10.15 Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Alpine Village Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

      10.16 Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Alpine Village Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

      10.17 Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Colony at Kenilworth Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996).

      10.18 Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Colony at Kenilworth Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

      10.19 Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Fairway View I Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

      10.20 Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Fairway View I Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

      10.21 Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Place du Plantier Apartments, and Lehman Brothers Holdings Inc., Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

      10.22 Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Place du Plantier Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

      10.23 Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Panorama Terrace II Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

      10.24 Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Panorama Terrace II Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

      10.25 Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Ski Lodge Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

      10.26 Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Ski Lodge Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1996)

    10.27 Contract of Sale between Registrant and Hometown America, L.L.C. incorporated by reference to exhibit (10.21; 10.22; 10.23) to the Registrant's current report on Form 8-K dated July 16, 1998.

    10.28 Amendment to Contract of Sale between Registrant and Hometown America, L.L.C. incorporated by reference to exhibit (10.21; 10.22; 10.23) to the Registrant's current report on Form 8-K dated July 16, 1998.

     10.29 Second Amendment to Contract of Sale between Registrant and Hometown America, L.L.C. incorporated by reference to exhibit (10.21; 10.22; 10.23) to the Registrant's current report on Form 8-K dated July 16, 1998.

     16 Letter dated November 11, 1998 from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant; incorporated by reference to the Registrant's Current Report on Form 8-K dated November 10, 1998.

     27.      Financial Data Schedule.