Form 10QSB
period 1999-03-31
NATIONAL PROPERTY INVESTORS 6
filed 1999-05-12
CIK 708870

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

                 For the quarterly period ended March 31, 1999

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                         NATIONAL PROPERTY INVESTORS 6

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)
                                 March 31, 1999



Assets

  Cash and cash equivalents                                        $  1,983

  Receivables and deposits                                              539

  Restricted escrows                                                    596

  Other assets                                                          938

  Investment properties:

       Land                                           $  4,349

       Buildings and related personal property          62,555

                                                        66,904

       Less accumulated depreciation                   (44,846)      22,058

                                                                   $ 26,114

Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                                 $     76

  Tenant security deposit liabilities                                   201

  Accrued property taxes                                                120

  Payable to affiliate                                                  916

  Other liabilities                                                     348

  Mortgage notes payable                                             26,135

Partners' Capital (Deficit)

  Limited partners' (109,600 units issued and

       outstanding)                                   $ (1,117)

  General partner's                                       (565)      (1,682)


                                                                   $ 26,114


               See Accompanying Notes to Consolidated Statements

b)
                         NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                    Three Months Ended

                                                        March 31,

                                                 1999         1998

Revenues:

  Rental income                                  $ 2,545      $ 2,432

  Other income                                       160          235

  Casualty Gains                                     273           --

       Total revenues                              2,978        2,667

Expenses:

  Operating                                        1,061        1,020

  Interest                                           515          515

  Depreciation                                       715          677

  General and administrative                          93           99

  Property taxes                                     146          119

       Total expenses                              2,530        2,430

Equity in net income of tenant-in-common

   property                                           --           60

Net income                                       $   448      $   297


Net income allocated to general partner (1%)     $     4      $     3

Net income allocated to limited partners (99%)       444          294

                                                 $   448      $   297

Net income per limited partnership unit          $  4.05      $  2.68


               See Accompanying Notes to Consolidated Statements

c)
                         NATIONAL PROPERTY INVESTORS 6

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited

                               Partnership   General     Limited

                                  Units     Partner's   Partners'     Total


Original capital contributions 109,600     $      1   $ 54,800     $ 54,801


Partners' deficit at

  December 31, 1998            109,600     $   (569)  $ (1,561)    $ (2,130)


Net income for the three

months ended March 31, 1999         --            4        444          448


Partners' deficit at

  March 31, 1999               109,600     $   (565)  $ (1,117)    $ (1,682)


               See Accompanying Notes to Consolidated Statements


d)
                         NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Three Months Ended

                                                               March 31,

                                                            1999      1998

Cash flows from operating activities:

  Net income                                              $   448   $   297

  Adjustments to reconcile net income to net

    cash provided by operating activities:

    Depreciation                                              715       677

    Amortization of loan costs                                 36        36

    Equity in net income of tenant-in-common property          --       (60)

    Casualty Gain                                            (273)       --

    Change in accounts:

       Receivables and deposits                               (24)      (13)

       Other assets                                          (119)       84

       Accounts payable                                      (376)      (48)

       Tenant security deposit liabilities                     (6)       (5)

       Accrued property taxes                                 (10)      (35)

       Other liabilities                                        2        13

         Net cash provided by operating activities            393       946

Cash flows from investing activities:

   Property improvements and replacements                    (627)     (180)

   Net insurance proceeds received                            343        --

   Net withdrawals from restricted escrows                    373        80

     Net cash provided by (used in) investing activities       89      (100)

Net increase in cash and cash equivalents                     482       846

Cash and cash equivalents at beginning of period            1,501     2,329

Cash and cash equivalents at end of period                $ 1,983   $ 3,175

Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $   479   $   479

                      See Accompanying Notes to Financial Statements


e)
                         NATIONAL PROPERTY INVESTORS 6

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the three month periods ended March 31, 1999 and 1998:


                                                             1999        1998

                                                              (in thousands)

Property management fees (included in operating

  expenses)                                                  $135        $132

Reimbursement for services of affiliates, including

  approximately $24,000 of construction services

  reimbursements in 1998 (included in investment

  properties, and operating and general and

  administrative expenses)                                     76         100


During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $135,000 and $132,000 for the three months ended March 31, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $76,000 and $100,000 for the three months ended March 31, 1999 and 1998, respectively.

In addition, approximately $916,000 of incentive management fees resulting from the sale of The Village Apartments in June 1998 were accrued and are included on the balance sheet as "payable to affiliate". These fees are payable to the Managing General Partner but are subordinate to the limited partners receiving a preferred return specified in the Partnership Agreement.

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

The Village tenant-in-common joint venture with NPI 5 was terminated in 1998 after the distribution from the proceeds from the sale.

The condensed statement of operations of The Village for the three month period ended March 31, 1998 is as follows (in thousands):

Revenue:
 Rental income                     $ 1,082
 Other income                           52
   Total revenues                    1,134

Expenses:
 Operating and other expenses          613
 Depreciation                          198
 Mortgage interest                     245
   Total expenses                    1,056

Net income                         $    78

NOTE E - CASUALTY EVENTS

In November 1998, a fire at Fairway View I caused an estimated $96,000 of damage to the property of which approximately $91,000 is covered by insurance. As of March 31, 1999 approximately $76,000 of insurance proceeds relating to this event have been received. In January 1999, a second fire at Fairway View I caused an estimated $336,000 of damage to the property of which approximately $318,000 is covered by insurance. As of March 31, 1999 approximately $261,000 of insurance proceeds relating to this event have been received. These fires damaged 19 units and construction to rebuild the units has begun. Rental losses of approximately $26,000 for the three months ended March 31, 1999, is covered by insurance and the balance sheet reflects an insurance receivable in other assets. The reconstruction of these units is expected to be completed by the end of the third quarter 1999.

In addition, Panorama Terrace II and Ski Lodge incurred storm damage in late 1998. The costs of both casualty events are covered by insurance and repairs are currently being made.

NOTE F - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of six apartment complexes in Alabama, Louisiana and Maryland. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential      Other        Totals
Rental income                            $ 2,545       $    --      $ 2,545
Other income                                 150            10          160
Casualty gain                                273            --          273
Interest expense                             515            --          515
Depreciation                                 715            --          715
General and administrative expense            --            93           93
Segment profit (loss)                        531           (83)         448
Total assets                              25,635           479       26,114
Capital expenditures for investment
properties                                   627            --          627

1998
                                          Residential     Other        Totals

Rental income                            $ 2,432       $    --      $ 2,432
Other income                                 197            38          235
Interest expense                             515            --          515
Depreciation                                 715            --          677
General and administrative expense            --            99           99
Equity in income of tenant-in-common          --            60           60
Segment profit (loss)                        298            (1)         297
Total assets                              25,665         2,960       28,625
Capital expenditures for investment
properties                                   180            --          180

NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:

                                            Average Occupancy

Property                                    1999            1998

Ski Lodge Apartments

  Montgomery, Alabama                        94%            94%

Panorama Terrace II Apartments

  Birmingham, Alabama (1)                    97%            91%

Place du Plantier Apartments

  Baton Rouge, Louisiana (2)                 95%            89%

Fairway View I Apartments

  Baton Rouge, Louisiana (3)                 98%            94%

Colony at Kenilworth Apartments

  Towson, Maryland                           87%            88%

Alpine Village Apartments

  Birmingham, Alabama (4)                    97%            91%


(1) The Managing General Partner attributes the increase in occupancy at Panorama Terrace II Apartments to improved tenant retention.
(2) The Managing General Partner attributes the increase in occupancy at Place du Plantier Apartments to improved management of rental rates.
(3) The Managing General Partner attributes the increase in occupancy at Fairway View I Apartments to down units as a result of a fire earlier in the year.
(4) The Managing General Partner attributes the increase in occupancy at Alpine Village Apartments to improved marketing.

Results of Operations

The Partnership's net income for the three month period ended March 31, 1999, was approximately $448,000 as compared to approximately $297,000 at March 31, 1998. The increase in net income is due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased due to an increase in rental income and recognition of casualty gains offset by a decrease in other income. Rental revenue increased due to an increase in average occupancy at most of the Partnership's investment properties. An increase in average rental rates at all of the Partnership's investment properties except Alpine Village Apartments also contributed to the increase in rental revenue. The casualty gains are the result of two fires at Fairway View I and storm damage at Panorama Terrace and Ski Lodge. The decrease in other revenue is primarily attributable to a decrease in interest income resulting from a decrease in cash balances in interest bearing accounts and fees collected from the tenants at Panorama Terrace II and Colony at Kenilworth Apartments. The decrease in cash balances is the result of cash distributions to the partners during June, July and December 1998. The increase in total expenses is primarily due to increases in operating, depreciation and property taxes expenses. The increase in operating expenses is primarily due to an increase in administrative and maintenance salaries at Ski Lodge and the Colony of Kenilworth. Depreciation expenses increased due to the additions of depreciable assets at Place du Plantier, Fairway II, and Colony at Kenilworth Apartments during 1998. The increase in property tax at Ski Lodge Apartments and Alpine Village is due to an increase in the property's assessment value in 1998 not reflected until the fourth quarter of 1998. Also, partially offsetting the increase in revenue was the recognition of equity in net income in tenant in common property for the three months ended March 31, 1998 with respect to The Village, which was sold in June 1998.

Included in general and administrative expenses for the three months ended March 31, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $1,983,000, as compared to approximately $3,175,000 at March 31, 1998. For the three months ended March 31, 1999, cash and cash equivalents increased approximately $482,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $393,000 of cash provided by operating activities and approximately $89,000 of cash provided by investing activities. Cash used in investing activities consists of property improvements and replacements partially offset by net receipts from restricted escrows maintained by mortgage lenders and net insurance proceeds. The Partnership invests its working capital reserves in a money market account.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements for each of the Partnership's properties are detailed below.

Ski Lodge Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $32,000 of capital improvement projects at Ski Lodge Apartments consisting primarily of floor covering and appliance replacements. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $203,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, parking lot repairs, recreational facility improvements, pool repairs, roof replacements, structural improvements, grounds lighting, appliances and floor covering replacements, and electrical and air conditioning upgrades. These improvements are expected to cost approximately $322,000.

Panorama Terrace II Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $5,000 of capital improvement projects at Panorama Terrace II consisting primarily of floor covering replacements, plumbing replacements and building improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $110,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, roof replacements, appliances and carpet repairs. These improvements are expected to cost approximately $116,000.

Place du Plantier Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $25,000 of capital improvement projects at Place du Plantier Apartments, consisting primarily of floor covering replacements and appliances upgrades and electrical upgrades. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $376,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, plumbing upgrades, roof replacements, parking lot improvements, landscaping, appliances, interior decoration upgrades, air conditioning upgrades and floor covering replacements. These improvements are expected to cost approximately $425,000.

Fairway View I Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $83,000 of capital improvement projects at Fairway View II, consisting primarily of building improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $455,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, parking lot repairs, roof replacements, recreational facility improvements, landscaping and fencing and floor covering replacements. These improvements are expected to cost approximately $401,000.

Colony of Kenilworth

During the three months ended March 31, 1999, the Partnership completed approximately $462,000 of capital improvement projects at Colony of Kenilworth, consisting primarily of building improvements, electrical upgrades, appliances, and floor covering replacements. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $2,840,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, building improvements, exterior painting, roof replacements, carpet and vinyl replacements, and parking lot repairs. These improvements are expected to cost approximately $1,184,000.

Alpine Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $20,000 of capital improvement projects at Alpine Apartments, consisting primarily of plumbing, parking area, floor covering replacements, appliances and electrical upgrades. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $96,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, building improvements, air conditioning upgrades, appliance replacements, and floor covering replacements. These improvements are expected to cost approximately $115,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of $26,135,000 is being amortized with balloon payments due November 2003. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales, property refinancings and the availability of cash reserves. No distributions were made during the three months ended March 31, 1999 or 1998. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

Casualty Event

In November 1998, a fire at Fairway View I caused an estimated $96,000 of damage to the property of which approximately $91,000 is covered by insurance. As of March 31, 1999 approximately $76,000 of insurance proceeds relating to this event have been received. In January 1999, a second fire at Fairway View I caused an estimated $323,000 of damage to the property of which approximately $318,000 is covered by insurance. As of March 31, 1999 approximately $261,000 of insurance proceeds relating to this event have been received. These fires damaged 19 units and construction to rebuild the units has begun. Rental losses of approximately $26,000 for the three months ended March 31, 1999, is covered by insurance and the balance sheet reflects an insurance receivable in other assets. The reconstruction of these units is expected to be completed by the end of the third quarter of 1999.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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



                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits:

    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)  Reports on Form 8-K:

    None filed during the quarter ended March 31, 1999.



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



                               NATIONAL PROPERTY INVESTORS 6


                               By:          NPI EQUITY INVESTMENTS, INC.
                                            Its Managing General Partner


                               By:          /s/ Patrick J. Foye
                                            Patrick J. Foye
                                            Executive Vice President


                               By:          /s/ Carla R. Stoner
                                            Carla R. Stoner
                                            Senior Vice President
                                            Finance and Administration

                               Date:        May 12, 1999