Form 10QSB
period 1999-06-30
NATIONAL PROPERTY INVESTORS 6
filed 1999-08-13
CIK 708870

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

                  For the quarterly period ended June 30, 1999

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                         NATIONAL PROPERTY INVESTORS 6

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999


Assets

  Cash and cash equivalents                                       $  1,760

  Receivables and deposits                                             873

  Restricted escrows                                                   698

  Other assets                                                         759

  Investment properties:

       Land                                           $  4,349

       Buildings and related personal property          63.431

                                                        67,780

       Less accumulated depreciation                   (45,545)     22,235

                                                                  $ 26,325
Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                                $    216

  Tenant security deposit liabilities                                  210

  Accrued property taxes                                               190

  Payable to affiliate                                                 916

  Other liabilities                                                    413

  Mortgage notes payable                                            26,135

Partners' Deficit

  Limited partners' (109,600 units issued and

       outstanding)                                   $ (1,190)

  General partner's                                       (565)     (1,755)

                                                                  $ 26,325


                 See Accompanying Notes to Financial Statements
b)
                         NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Three Months Ended       Six Months Ended

                                       June 30,                June 30,

                                     1999        1998       1999        1998

Revenues:

 Rental income                   $ 2,574      $ 2,453    $ 5,119   $ 4,885

 Other income                        172          203        332       438

Casualty gain                         32           --        305        --

   Total revenues                  2,778        2,656      5,756     5,323

Expenses:

 Operating                         1,448        1,208      2,509     2,228

 Interest                            514          511      1,029     1,026

 Depreciation                        699          676      1,414     1,353

 General and administrative           65          154        158       253

 Property taxes                      125          116        271       235

 Incentive compensation fee           --          916         --       916

   Total expenses                  2,851        3,581      5,381     6,011

Equity in net income of

 tenant-in-common property            --       13,930         --    13,930

Income before extraordinary

  item                           $   (73)     $13,005    $   375   $13,302

Extraordinary loss on early

  extinguishment of tenant-in-

  common debt                         --         (638)        --      (638)

Net (loss) income                $   (73)     $13,643    $   375   $13,940

Net (loss) income allocated

 to general partner (1%)         $    (1)     $   136    $     4   $   139

Net (loss) income allocated to

 Limited partners (99%)              (72)      13,507        371    13,801

Net (loss) income per limited

 partnership unit                $  (.66)     $123.24    $  3.39   $125.92

Distribution per limited

 partnership unit                $    --      $  6.22    $    --   $  6.22


                 See Accompanying Notes to Financial Statements
c)
                         NATIONAL PROPERTY INVESTORS 6

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Limited

                               Partnership    General     Limited

                                  Units      Partner's   Partners'     Total


Original capital contributions   109,600     $      1   $ 54,800     $ 54,801


Partners' deficit at

  December 31, 1998              109,600     $   (569)  $ (1,561)    $ (2,130)


Net income for the six

months ended June 30, 1999            --            4        371          375


Partners' deficit at

  June 30, 1999                  109,600     $   (565)  $ (1,190)    $ (1,755)


                 See Accompanying Notes to Financial Statements
d)
                         NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Six Months Ended

                                                               June 30,

                                                           1999       1998

Cash flows from operating activities:

  Net income                                           $    375   $ 13,940

  Adjustments to reconcile net income to net

    cash provided by operating activities:

    Depreciation                                          1,414      1,353

    Amortization of loan costs                               71         68

    Casualty gain                                          (305)        --

    Loss on disposal of property                             --         15

    Equity in net income of tenant-in-common property        --    (14,628)

    Change in accounts:

       Receivables and deposits                            (358)      (154)

       Other assets                                          25        136

       Accounts payable                                    (236)       132

       Tenant security deposit liabilities                    3          5

       Accrued property taxes                                60         28

       Payable to affiliate                                  --        916

       Other liabilities                                     67         19

     Net cash provided by operating activities            1,116      1,830

Cash flows from investing activities:

   Property improvements and replacements                (1,503)      (689)

   Net receipts from restricted escrows                     271        176

   Net insurance proceeds received                          375         --

     Net cash used in investing activities                 (857)      (513)

Cash flows used in financing activities:

   Distributions to partners                                 --       (689)

Net increase in cash and cash equivalents                   259        628

Cash and cash equivalents at beginning of period          1,501      2,329

Cash and cash equivalents at end of period             $  1,760   $  2,957

Supplemental disclosure of cash flow information:

  Cash paid for interest                               $    958   $    958


                 See Accompanying Notes to Financial Statements



e)
                         NATIONAL PROPERTY INVESTORS 6

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the six month periods ended June 30, 1999 and 1998:


                                                             1999        1998

                                                              (in thousands)

Property management fees (included in operating
  expenses)                                                  $274        $265

Reimbursement for services of affiliates, (included
  in investment properties, and operating and
  general and administrative expenses)                        185         203

Non-accountable reimbursement (included in general
  and administrative expense)                                  --          61

Incentive management fee                                       --         916

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $274,000 and $265,000 for the six months ended June 30, 1999 and 1998 respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $185,000 and $203,000 for the six months ended June 30, 1999 and 1998, respectively, including approximately $70,000 and $51,000 of construction services reimbursements in 1999 and 1998, respectively.

In addition, approximately $916,000 of incentive management fees resulting from the sale of The Village Apartments in June 1998 were accrued and are included on the balance sheet as "payable to affiliate". These fees are payable to the Managing General Partner but are subordinate to the limited partners receiving a preferred return specified in the Partnership Agreement.

Also, for services relating to the administration of the Partnership and operation of the partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was entitled to receive $150,000 in 1998. The Managing General Partner earned and received approximately $61,000 during the second quarter of 1998. No such reimbursements were earned during the six months ended June 30, 1999.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 27,921.53 (25.48% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $76 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,558.00 units.
As a result, AIMCO and its affiliates currently own 49,591 units of limited partnership interest in the Partnership representing 45.25% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

The condensed statement of operations of The Village for the six month period ended June 30, 1998 is as follows (in thousands):

                                        Six months ended
                                          June 30, 1998

Revenue:
  Rental income                             $  2,181
  Other income                                   118
  Gain on sale of property                    19,946
    Total revenues                            22,245

Expenses:
  Operating and other expenses                 1,192
  Depreciation                                   395
  Mortgage interest                              485
    Total expenses                             2,072

Net income before extraordinary loss          20,173
  Extraordinary loss on early
    extinguishment of debt                      (840)
Net income                                  $ 19,333

NOTE E - CASUALTY EVENTS

In November 1998, a fire at Fairway View I caused an estimated $96,000 of damage to the property of which approximately $91,000 is covered by insurance. Approximately $76,000 of insurance proceeds relating to this event have been received during 1999. In January 1999, a second fire at Fairway View I caused an estimated $323,000 of damage to the property of which approximately $318,000 is covered by insurance. As of June 30, 1999, approximately $261,000 of insurance proceeds relating to this event have been received. These fires damaged 19 units and construction to rebuild the units has begun. In relation to the two fires, approximately $70,000 has been written off for undepreciated assets that were damaged. The reconstruction of these units is expected to be completed by the end of the third quarter 1999.

In addition, Panorama Terrace II and Ski Lodge incurred storm damage in late 1998. The costs of both casualty events are covered by insurance and repairs are currently being made. Approximately $38,000 has been received from the insurance company as of June 30, 1999.

NOTE F - DISTRIBUTIONS

No distributions were made during the six month period ending June 30, 1999. A cash distribution from operations of approximately $689,000 (approximately $682,000 to the limited partners) ($6.22 per limited partnership unit) was paid during the second quarter of 1998.

NOTE G - SEGMENT REPORTING

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential     Other      Totals

Rental income                            $ 5,119       $    --      $ 5,119
Other income                                 317            15          332
Interest expense                           1,029            --        1,029
Depreciation                               1,414            --        1,414
General and administrative expense            --           158          158
Casualty gain                                305            --          305
Segment profit (loss)                        518          (143)         375
Total assets                              26,195           130       26,325
Capital expenditures for investment
properties                                 1,503            --        1,503

1998
                                         Residential     Other      Totals

Rental income                            $ 4,885       $    --      $ 4,885
Other income                                 364            74          438
Interest expense                           1,026            --        1,026
Depreciation                               1,353            --        1,353
General and administrative expense            --           253          253
Equity in income of tenant-in-common          --        14,628       14,628
Segment profit                               407        13,533       13,940
Total assets                              10,576        32,178       42,754
Capital expenditures for investment
properties                                   689            --          689

NOTE H - LEGAL PROCEEDINGS

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

                                             Average Occupancy

Property                                    1999            1998

Ski Lodge Apartments
  Montgomery, Alabama                        94%            94%

Panorama Terrace II Apartments
  Birmingham, Alabama (1)                    95%            88%

Place du Plantier Apartments
  Baton Rouge, Louisiana (2)                 93%            90%


Fairway View I Apartments
  Baton Rouge, Louisiana (3)                 98%            94%


Colony at Kenilworth Apartments
  Towson, Maryland (4)                       90%            87%


Alpine Village Apartments
  Birmingham, Alabama (5)                    96%            92%


(1) The Managing General Partner attributes the increase in occupancy at Panorama Terrace II Apartments to increased marketing efforts and concessions.
(2) The Managing General Partner attributes the increase in occupancy at Place du Plantier Apartments to improved marketing efforts.
(3) The Managing General Partner attributes the increase in occupancy at Fairway View I Apartments to a major employer in the area using the property for their summer intern students.
(4) The Managing General Partner attributes the increase in occupancy at Colony of Kenilworth to improved marketing efforts and a strong local economy.
(5) The Managing General Partner attributes the increase in occupancy at Alpine Village Apartments to improved marketing efforts.

Results of Operations

The Partnership's net income for the six months ended June 30, 1999, was approximately $375,000 compared to net income of approximately $13,940,000 for the six months ended June 30, 1998. The Partnership's net loss for the three months ended June 30, 1999, was approximately $73,000 compared to net income of approximately $13,643,000 for the three months ended June 30, 1998. The increase in net loss for the three months and net income for the six months ended June 30, 1999, as compared to the corresponding periods of 1998, is primarily attributable to the decrease in the Partnership's share of the net income of the tenant-in-common property, as a result of the gain recognized on the sale of The Village on June 30, 1998. Excluding the results of the sale, the Partnership realized a net loss for the three and six months ended June 30, 1998, of approximately $925,000 and $688,000 respectively. The decrease in net loss for the three months and the increase in net income for the six months ended June 30, 1999, is due to an increase in total revenue and a decrease in total expenses. The increase in total revenue is due to an increase in rental income and recognition of a casualty gain in 1999 (see discussion below).
Rental income increased as a result of increased occupancy and increased rental rates at most of the Partnership's properties. The decrease in total expenses is primarily a result of a decrease in general and administrative expenses and incentive compensation fees which was partially offset by an increase in operating expense. General and administrative expenses decreased as a result of a decrease in reimbursements to the Managing General Partner. Incentive compensation fees decreased as a result of fees associated with the sale of The Village on June 30, 1998. Operating expense increased for the six months ended June 30, 1999, due to repairs needed at Fairway View I during the current year.

Included in general and administrative expenses for the six months ended June 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

In November 1998, a fire at Fairway View I caused an estimated $96,000 of damage to the property of which approximately $91,000 is covered by insurance. As of June 30, 1999, approximately $76,000 of insurance proceeds relating to this event have been received. In January 1999, a second fire at Fairway View I caused an estimated $323,000 of damage to the property of which approximately $318,000 is covered by insurance. As of June 30, 1999, approximately $261,000 of insurance proceeds relating to this event have been received. These fires damaged 19 units and construction to rebuild the units has begun. In relation to the two fires, approximately $70,000 has been written off for undepreciated assets that were damaged. The reconstruction of these units is expected to be completed by the end of the third quarter 1999.

In addition, Panorama Terrace II and Ski Lodge incurred storm damage in late 1998. The costs of both casualty events are covered by insurance and repairs are currently being made. Approximately $38,000 has been received from the insurance company as of June 30, 1999.

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

Capital Resources and Liquidity

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $1,760,000, as compared to approximately $2,957,000 at June 30, 1998. For the six months ended June 30, 1999, cash and cash equivalents increased approximately $259,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $1,116,000 of cash provided by operating activities offset by approximately $857,000 of cash used in investing activities. Cash used in investing activities primarily consists of property improvements and replacements partially offset by net receipts from restricted escrows maintained by mortgage lenders and net insurance proceeds. The Partnership invests its working capital reserves in a money market account.

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

Ski Lodge Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $72,000 of capital improvement projects at Ski Lodge Apartments consisting primarily of floor covering and appliance replacements. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $203,000 of capital improvements over the next few years. The Partnership has budget but is not limited to capital improvements of approximately $322,000 for 1999 at this property which include certain of the required improvements and consist of parking lot repairs, recreational facility improvements, pool repairs, roof replacements, structural improvements, grounds lighting, appliances and floor covering replacements, and electrical and air conditioning upgrades.

Panorama Terrace II Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $10,000 of capital improvement projects at Panorama Terrace II consisting primarily of floor covering replacements, plumbing replacements and building improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $110,000 of capital improvements over the next few years. The Partnership has budget but is not limited to capital improvements of approximately $116,000 for 1999 at this property which include certain of the required improvements and consist of roof replacements, appliances upgrades, plumbing repairs, building improvements and carpet and vinyl replacement.

Place du Plantier Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $236,000 of capital improvement projects at Place du Plantier Apartments, consisting primarily of floor covering replacements, air conditioning upgrades, parking lot improvements, and roof replacements. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $376,000 of capital improvements over the next few years. The Partnership has budget but is not limited to capital improvements of approximately $425,000 for 1999 at this property which include certain of the required improvements and consist of plumbing upgrades, roof replacements, parking lot improvements, landscaping, appliances, interior decoration upgrades, air conditioning upgrades and floor covering replacements.

Fairway View I Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $126,000 of capital improvement projects at Fairway View II, consisting primarily of roof replacements, which are substantially completed, landscaping, appliance upgrades, and floor covering replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $455,000 of capital improvements over the next few years. The Partnership has budget but is not limited to capital improvements of approximately $401,000 for 1999 at this property which include certain of the required improvements and consist of parking lot repairs, roof replacements, appliance upgrades, recreational facility improvements, landscaping and fencing and floor covering replacements.

Colony of Kenilworth

During the six months ended June 30, 1999, the Partnership completed approximately $1,015,000 of capital improvement projects at Colony of Kenilworth, consisting primarily of exterior painting, which is approximately 60% completed, roof replacements, HVAC upgrades, electrical upgrades, appliance replacements, floor covering replacements, and other improvements, which are approximately 50% complete. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $2,840,000 of capital improvements over the next few years. The Partnership has budget but is not limited to capital improvements of approximately $1,184,000 for 1999 at this property which include certain of the required improvements and consist of building improvements, exterior painting, roof replacements, HVAC upgrades, electrical upgrades, carpet and vinyl replacements, and parking lot repairs.

Alpine Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $44,000 of capital improvement projects at Alpine Apartments, consisting primarily of plumbing, parking lot improvements, floor covering replacements, appliances and electrical upgrades. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $96,000 of capital improvements over the next few years. The Partnership has budget but is not limited to capital improvements of approximately $115,000 for 1999 at this property which include certain of the required improvements and consist of building improvements, plumbing upgrades, electrical upgrades, air conditioning upgrades, appliance replacements, and floor covering replacements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of $26,135,000 requires interest payments only with the full payment of principal due in November 2003. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

No distributions were made during the six month period ending June 30, 1999. A cash distribution from operations of approximately $689,000 (approximately $682.00 to the limited partners, $6.22 per limited partnership unit) was paid during the second quarter of 1998. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 27,921.53 (25.48% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $76 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,558.00 units.
As a result, AIMCO and its affiliates currently own 49,591 units of limited partnership interest in the Partnership representing 45.25% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)  Reports on Form 8-K:

    None filed during the quarter ended June 30, 1999.


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