Form 10QSB/A
period 1999-06-30
NATIONAL PROPERTY INVESTORS 6
filed 1999-11-12
CIK 708870

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB/A


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No.


                         PART I - FINANCIAL INFORMATION


(This document amends the Form 10-QSB for the quarter ended June 30, 1999, due to an accounting change related to a casualty which occurred during the fiscal year ended December 31, 1998 and for which proceeds were received and replacements were made during the six months ended June 30, 1999. This document also amends the presentation of the equity in net income of the tenant-in-common property for the quarter ended June 30, 1998.)


ITEM 1.  FINANCIAL STATEMENTS


a)
                         NATIONAL PROPERTY INVESTORS 6

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999



Assets

  Cash and cash equivalents                                       $  1,760

  Receivables and deposits                                             873

  Restricted escrows                                                   698

  Other assets                                                         765

  Investment properties:

       Land                                           $  4,349

       Buildings and related personal property          63,773

                                                        68,122

       Less accumulated depreciation                   (45,545)     22,577

                                                                  $ 26,673

Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                                $    216

  Tenant security deposit liabilities                                  210

  Accrued property taxes                                               190

  Payable to affiliate                                                 916

  Other liabilities                                                    413

  Mortgage notes payable                                            26,135

Partners' Deficit

  Limited partners' (109,600 units issued and

       outstanding)                                   $   (845)

  General partner's                                       (562)     (1,407)

                                                                  $ 26,673


                 See Accompanying Notes to Financial Statements


b)
                         NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                      Three Months Ended       Six Months Ended
                                            June 30,                June 30,

                                      1999         1998       1999        1998

Revenues:

 Rental income                      $ 2,574      $ 2,453    $ 5,119     $ 4,885

 Other income                           172          203        332         438

Casualty gain                            --           --        273          --

   Total revenues                     2,746        2,656      5,724       5,323

Expenses:

 Operating                            1,068        1,208      2,129       2,228

 Interest                               514          511      1,029       1,026

 Depreciation                           699          676      1,414       1,353

 General and administrative              65          154        158         253

 Property taxes                         125          116        271         235

 Incentive compensation fee              --          916         --         916

   Total expenses                     2,471        3,581      5,001       6,011

Equity in net income of
 tenant-in-common property               --       15,206         --      15,266

Income before extraordinary
  item                                  275       14,281        723      14,578

Extraordinary loss on early
  extinguishment of tenant-in-
  common debt                            --         (638)        --        (638)

Net income                          $   275      $13,643    $   723     $13,940

Net income allocated
 to general partner (1%)            $     3      $   136    $     7     $   139

Net income allocated to
 Limited partners (99%)                 272       13,507        716      13,801

                                    $   275      $13,643    $   723     $13,940

Net income per limited
 partnership unit                   $  2.48      $123.24    $  6.53     $125.92

Distribution per limited
 partnership unit                   $    --      $  6.22    $    --     $  6.22


                 See Accompanying Notes to Financial Statements


c)
                         NATIONAL PROPERTY INVESTORS 6

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited

                                Partnership     General       Limited

                                   Units       Partner's     Partners'     Total

Original capital contributions  109,600      $      1      $ 54,800       $ 54,801


Partners' deficit at

  December 31, 1998             109,600      $   (569)     $ (1,561)      $ (2,130)


Net income for the six

months ended June 30, 1999           --             7           716            723


Partners' deficit at

  June 30, 1999                 109,600      $   (562)     $   (845)      $ (1,407)


                 See Accompanying Notes to Financial Statements


d)
                         NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                 (in thousands)


                                                            Six Months Ended
                                                                June 30,

                                                           1999         1998

Cash flows from operating activities:

  Net income                                            $    723     $ 13,940

  Adjustments to reconcile net income to net

    cash provided by operating activities:

    Depreciation                                           1,414        1,353

    Amortization of loan costs                                71           68

    Casualty gain                                           (273)          --

    Loss on disposal of property                              --           15

    Equity in net income of tenant-in-common property         --      (14,628)

    Change in accounts:

       Receivables and deposits                             (358)        (154)

       Other assets                                           19          136

       Accounts payable                                     (236)         132

       Tenant security deposit liabilities                     3            5

       Accrued property taxes                                 60           28

       Payable to affiliate                                   --          916

       Other liabilities                                      67           19

     Net cash provided by operating activities             1,490        1,830

Cash flows from investing activities:

   Property improvements and replacements                 (1,845)        (689)

   Net receipts from restricted escrows                      271          176

   Net insurance proceeds received                           343           --

     Net cash used in investing activities                (1,231)        (513)

Cash flows used in financing activities:

   Distributions to partners                                  --         (689)

Net increase in cash and cash equivalents                    259          628

Cash and cash equivalents at beginning of period           1,501        2,329

Cash and cash equivalents at end of period              $  1,760     $  2,957

Supplemental disclosure of cash flow information:

  Cash paid for interest                                $    958     $    958


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

NOTE E - CASUALTY EVENTS

In November 1998, a fire at Fairway View I caused an estimated $96,000 of damage to the property of which approximately $91,000 is covered by insurance. Approximately $76,000 of insurance proceeds relating to this event have been received during 1999. In January 1999, a second fire at Fairway View I caused an estimated $323,000 of damage to the property of which approximately $318,000 is covered by insurance. As of June 30, 1999, approximately $267,000 of insurance proceeds relating to this event have been received. These fires damaged 19 units and construction to rebuild the units has begun. In relation to the two fires, approximately $70,000 has been written off for undepreciated assets that were damaged. The reconstruction of these units is expected to be completed by the end of the third quarter 1999.

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

1999                                   Residential      Other        Totals

Rental income                            $ 5,119       $    --      $ 5,119
Other income                                 317            15          332
Interest expense                           1,029            --        1,029
Depreciation                               1,414            --        1,414
General and administrative expense            --           158          158
Casualty gain                                273            --          273
Segment profit (loss)                        866          (143)         723
Total assets                              26,543           130       26,673
Capital expenditures for investment
properties                                 1,845            --        1,845

1998                                    Residential     Other        Totals

Rental income                            $ 4,885       $    --      $ 4,885
Other income                                 364            74          438
Interest expense                           1,026            --        1,026
Depreciation                               1,353            --        1,353
General and administrative expense            --           253          253
Equity in income of tenant-in-common          --        14,628       14,628
Segment profit                               407        13,533       13,940
Total assets                              10,576        32,178       42,754
Capital expenditures for investment
properties                                   689            --          689

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

Results of Operations

The Partnership's net income for the six months ended June 30, 1999, was approximately $723,000 compared to net income of approximately $13,940,000 for the six months ended June 30, 1998. The Partnership's net income for the three months ended June 30, 1999, was approximately $275,000 compared to net income of approximately $13,643,000 for the three months ended June 30, 1998. The decrease in net income for the six months ended June 30, 1999, as compared to the corresponding periods of 1998, is primarily attributable to the decrease in the Partnership's share of the net income of the tenant-in-common property, as a result of the gain recognized on the sale of The Village on June 30, 1998. Excluding the results of the sale, the Partnership realized a net loss for the three and six months ended June 30, 1998, of approximately $925,000 and $688,000 respectively. The increase in net income for the three and six months ended June 30, 1999, is due to an increase in total revenue and a decrease in total expenses. The increase in total revenue is due to an increase in rental income and recognition of a casualty gain in 1999 (see discussion below). Rental income increased as a result of increased occupancy and increased rental rates at most of the Partnership's properties. The decrease in total expenses is primarily a result of a decrease in general and administrative expenses and incentive compensation fees. General and administrative expenses decreased as a result of a decrease in reimbursements to the Managing General Partner. Incentive compensation fees decreased as a result of fees associated with the sale of The Village on June 30, 1998.

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

In November 1998, a fire at Fairway View I caused an estimated $96,000 of damage to the property of which approximately $91,000 is covered by insurance. As of June 30, 1999, approximately $76,000 of insurance proceeds relating to this event have been received. In January 1999, a second fire at Fairway View I caused an estimated $323,000 of damage to the property of which approximately $318,000 is covered by insurance. As of June 30, 1999, approximately $267,000 of insurance proceeds relating to this event have been received. These fires damaged 19 units and construction to rebuild the units has begun. In relation to the two fires, approximately $70,000 has been written off for undepreciated assets that were damaged. The reconstruction of these units is expected to be completed by the end of the third quarter 1999.

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

Capital Resources and Liquidity

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $1,760,000, as compared to approximately $2,957,000 at June 30, 1998. For the six months ended June 30, 1999, cash and cash equivalents increased approximately $259,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $1,490,000 of cash provided by operating activities partially offset by approximately $1,231,000 of cash used in investing activities. Cash used in investing activities primarily consists of property improvements and replacements partially offset by net receipts from restricted escrows maintained by mortgage lenders and net insurance proceeds. The Partnership invests its working capital reserves in a money market account.

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

Fairway View I Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $468,000 of capital improvement projects at Fairway View II, consisting primarily of roof replacements, which are substantially completed, landscaping, appliance upgrades, floor covering replacements and reconstruction costs related to the November 1998 and January 1999 fires at the property. These improvements were funded from operating cash flow and insurance proceeds. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $455,000 of capital improvements over the next few years. The Partnership has budget but is not limited to capital improvements of approximately $401,000 for 1999 at this property which include certain of the required improvements and consist of parking lot repairs, roof replacements, appliance upgrades, recreational facility improvements, landscaping and fencing and floor covering replacements.

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


                              NATIONAL PROPERTY INVESTORS 6


                              By:  NPI EQUITY INVESTMENTS, INC.
                                   Its Managing General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: