Form 10QSB
period 1999-09-30
NATIONAL PROPERTY INVESTORS 6
filed 1999-11-15
CIK 708870

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

                         Commission file number 0-11864


                         NATIONAL PROPERTY INVESTORS 6
       (Exact name of small business issuer as specified in its charter)



        California                                      13-3140364
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                         55 Beattie Place, PO Box 1089
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


ITEM 1.   FINANCIAL STATEMENTS

a)

                         NATIONAL PROPERTY INVESTORS 6

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)


                               September 30, 1999



Assets
Cash and cash equivalents                                              $  1,751
Receivables and deposits                                                    759
Restricted escrows                                                          333
Other assets                                                                917
Investment properties:
Land                                                     $  4,349
Buildings and related personal property                    64,980
                                                           69,329
Less accumulated depreciation                             (46,271)       23,058
                                                                       $ 26,818
Liabilities and Partners' Deficit
Liabilities
Accounts payable                                                       $    192
Tenant security deposits liabilities                                        247
Accrued property taxes                                                      253
Payable to affiliate                                                        916
Other liabilities                                                           409
Mortgage notes payable                                                   26,135

Partners' Deficit
General partner                                          $   (561)
Limited partners (109,600 units
issued and outstanding)                                      (773)       (1,334)
                                                                       $ 26,818

                 See Accompanying Notes to Financial Statements

b)

                         NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                      Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                       1999        1998       1999       1998
Revenues:
Rental income                        $  2,613    $  2,483   $  7,732   $  7,368
Other income                              170         249        502        687
Casualty gain                              --          --        273         --
Total revenues                          2,783       2,732      8,507      8,055

Expenses:
Operating                               1,269       1,283      3,398      3,511
Interest                                  515         518      1,544      1,544
Depreciation                              726         702      2,140      2,055
General and administrative                 76         115        234        368
Property taxes                            124         120        395        355
Incentive compensation fee                 --          --         --        916
Total expenses                          2,710       2,738      7,711      8,749

Equity in net income (loss) of
tenant-in-common property                  --         (32)        --     15,234

Income (loss) before extraordinary
item                                       73         (38)       796     14,540

Extraordinary loss on early
extinguishment of tenant-in-common
debt                                       --          --         --       (638)
Net income (loss)                    $     73    $    (38)  $    796   $ 13,902

Net income (loss) allocated
to general partner (1%)              $      1    $     --   $      8   $    139
Net income (loss) allocated
to limited partners (99%)                  72         (38)       788     13,763
                                     $     73    $    (38)  $    796   $ 13,902

Per limited partner unit:
Income (loss) before
extraordinary item                   $    .66    $   (.35)  $   7.19   $ 131.33
Extraordinary item                         --          --         --      (5.76)
                                     $    .66    $   (.35)  $   7.19   $ 125.57

Distributions per limited
partnership unit                     $     --    $ 126.73   $     --   $ 132.95


                 See Accompanying Notes to Financial Statements

c)

                         NATIONAL PROPERTY INVESTORS 6

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner     Partners      Total

Original capital contributions     109,600     $     1     $54,800      $54,801

Partners' deficit at
December 31, 1998                  109,600     $  (569)    $(1,561)     $(2,130)

Net income for the nine months
ended September 30, 1999               --            8         788          796

Partners' deficit
at September 30, 1999              109,600     $  (561)    $  (773)     $(1,334)


                 See Accompanying Notes to Financial Statements


d)
                         NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                              1999         1998
Cash flows from operating activities:
Net income                                                $    796     $ 13,902
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                 2,140        2,055
Amortization of loan costs                                     107          107
Casualty gain                                                 (273)          --
Loss on disposal of property                                    --           15
Equity in net income of tenant-in-common property               --      (15,234)
Extraordinary loss on early extinguishment of
tenant-in-common debt                                           --          638
Change in accounts:
Receivables and deposits                                      (244)         (59)
Other assets                                                  (169)         (24)
Accounts payable                                              (260)         119
Tenant security deposit liabilities                             40           19
Accrued property taxes                                         123           95
Payable to affiliate                                            --          916
Other liabilities                                               63            2

Net cash provided by operating activities                    2,323        2,551

Cash flows from investing activities:
Property improvements and replacements                      (3,052)      (1,366)
Net receipts from restricted escrows                           636          575
Distributions from tenant-in-common property                    --       14,054
Net insurance proceeds received                                343           --

Net cash (used in) provided by investing activities         (2,073)      13,263

Cash flows used in financing activities:
Distributions to partners                                       --      (14,718)

Net increase in cash and cash equivalents                      250        1,096

Cash and cash equivalents at beginning of period             1,501        2,329

Cash and cash equivalents at end of period                $  1,751     $  3,425

Supplemental disclosure of cash flow information:
Cash paid for interest                                    $  1,437     $  1,437


                 See Accompanying Notes to Financial Statements

e)
                         NATIONAL PROPERTY INVESTORS 6

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

The following transactions with affiliates of the Managing General Partner were incurred during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)
Property management fees (included in operating expenses)      $414      $397

Reimbursement for services of affiliates (included in
  investment properties, operating and general and
  administrative expenses)                                      269       288

Non-accountable reimbursement (included in general and
  administrative expense)                                        --        86

Incentive management fee                                         --       916


During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $414,000 and $397,000 for the nine months ended September 30, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $269,000 and $288,000 for the nine months ended September 30, 1999 and 1998, respectively. These amounts include approximately $87,000 and $60,000 of construction services for the nine months ended September 30, 1999 and 1998, respectively.

Also, for services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $86,000 during the nine months ended September 30, 1998. No such reimbursements have been earned during 1999.

In addition, approximately $916,000 of incentive management fees resulting from the sale of The Village Apartments in September 1998 were accrued and are included on the balance sheet as "payable to affiliate". These fees are payable to the Managing General Partner but are subordinate to the limited partners receiving a preferred return specified in the partnership agreement.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 27,921.53 (approximately 25.48% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $76 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,558 units. As a result, AIMCO and its affiliates currently own 49,689 units of limited partnership interest in the Partnership representing approximately 45.34% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note H - Legal Proceedings").

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

The Village tenant-in-common joint venture with NPI 5 was terminated in 1998 after the distribution of the proceeds from the sale.

Condensed statement of operations of The Village for the three and nine month periods ending September 30, 1998 is as follows (in thousands):

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,

Revenues:
Rental income                                $    --               $ 2,181
Other income                                      21                   139
Gain on sale of property                          --                19,946
Total revenues                                    21                22,266

Expenses:
Operating and other expenses                      63                 1,255
Depreciation                                      --                   395
Mortgage interest                                 --                   485
Total expenses                                    63                 2,135

(Loss) income before extraordinary loss          (42)               20,131

Extraordinary loss on early
extinguishment of debt                            --                  (840)

Net (loss) income                            $   (42)              $19,291


NOTE E - CASUALTY EVENTS

In November 1998, a fire at Fairway View I caused an estimated $96,000 of damage to the property of which approximately $91,000 is covered by insurance. Approximately $76,000 of insurance proceeds relating to this event have been received during 1999. In January 1999, a second fire at Fairway View I caused an estimated $343,000 of damage to the property of which approximately $318,000 is covered by insurance. As of September 30, 1999, approximately $267,000 of insurance proceeds relating to this event have been received. These fires damaged 19 units and construction has been completed. In relation to the two fires, approximately $70,000 has been written off for undepreciated assets that were damaged.

NOTE F - DISTRIBUTIONS

No distributions were made during the nine month period ending September 30, 1999.

During the nine months ended September 30, 1998, the Partnership distributed approximately $14,718,000 (approximately $14,571,000 to the limited partners, $132.95 per limited partnership unit) to the partners. The distribution represents the Partnership's share of the proceeds from the sale of the Village of approximately $13,750,000 (approximately $13,612,000 to the limited partners or $124.20 per limited partnership unit) and approximately $968,000 (approximately $959,000 to the limited partners or $8.75 per limited partnership unit) from operations.

NOTE G - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of six apartment complexes in Alabama (3), Louisiana (2) and Maryland. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                   1999                      Residential     Other      Totals

Rental income                                  $ 7,732      $    --    $ 7,732
Other income                                       487           15        502
Casualty gain                                      273           --        273
Interest expense                                 1,544           --      1,544
Depreciation                                     2,140           --      2,140
General and administrative expense                  --          234        234
Segment profit (loss)                            1,015         (219)       796
Total assets                                    26,552          266     26,818
Capital expenditures for investment
  properties                                     3,052           --      3,052

                   1998                      Residential    Other      Totals

Rental income                                  $ 7,368     $    --    $ 7,368
Other income                                       548         139        687
Interest expense                                 1,544          --      1,544
Depreciation                                     2,055          --      2,055
General and administrative expense                  --         368        368
Incentive management fee                            --         916        916
Equity in income of tenant-in-common                --      15,234     15,234
  property
Extraordinary loss on early extinguishment
  of tenant-in-common debt                          --        (638)      (638)
Segment profit                                     451      13,451     13,902
Total assets                                    27,829         909     28,738
Capital expenditures for investment
  properties                                     1,366          --      1,366


NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Ski Lodge Apartments                        94%        94%
  Montgomery, Alabama
Panorama Terrace II Apartments              94%        90%
  Birmingham, Alabama (1)
Place du Plantier Apartments                93%        90%
  Baton Rouge, Louisiana (2)
Fairway View Apartments                     96%        96%
  Baton Rouge, Louisiana
Colony at Kenilworth Apartments             92%        87%
  Towson, Maryland (3)
Alpine Village Apartments                   96%        93%
  Birmingham, Alabama (1)

(1)The Managing General Partner attributes the increase in occupancy to increased marketing efforts.
(2)The Managing General Partner attributes the increase in occupancy to the two month lease option being offered during the summer months while the university is not in full session.
(3)The Managing General Partner attributes the increase in occupancy to improved marketing efforts and a strong local economy.

Results of Operations

The Partnership's net income for the nine months ended September 30, 1999, was approximately $796,000 compared to net income of approximately $13,902,000 for the nine months ended September 30, 1998. The Partnership's net income for the three months ended September 30, 1999, was approximately $73,000 compared to a net loss of approximately $38,000 for the three months ended September 30, 1998. The decrease in net income for the nine months ended September 30, 1999, is primarily attributable to a decrease in the Partnership's share of the net income of the tenant-in-common property partially offset by the extraordinary loss on the early extinguishment of the property's debt, as a result of the gain recognized on the sale of The Village during the nine months ended September 30, 1998. Excluding the results of the Village, the Partnership realized a net loss for the three and nine months ended September 30, 1998, of approximately $6,000 and $694,000, respectively. The increase in net income for the three and nine months ended September 30, 1999, is due to an increase in total revenues and a decrease in total expenses. The increase in total revenue is due to an increase in rental revenue and the recognition of a casualty gain (see discussion below) partially offset by a decrease in other income. Rental income increased due to an increase in occupancy at all of the Partnership's properties, excluding Ski Lodge and Fairway View whose occupancies remained steady. The decrease in other income is primarily due to a decrease in interest income as the result of lower average cash balances held in interest-bearing accounts. The decrease in total expenses is due to a decrease in operating expenses, general and administrative expenses and incentive compensation fees. The decrease in operating expense is primarily due to a decrease in maintenance expense as a result of repair projects being completed in 1998 at most of the Partnership's properties. General and administrative expense decreased due to a decrease in reimbursements to the Managing General Partner. Incentive compensation fees decreased as a result of fees associated with the sale of The Village on September 30, 1998.

Included in general and administrative expense for the nine months ended September 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

In November 1998, a fire at Fairway View I caused an estimated $191,000 of damage to the property of which approximately $186,000 is covered by insurance. As of September 30, 1999, approximately $76,000 of insurance proceeds relating to this event have been received. In January 1999, a second fire at Fairway View I caused an estimated $448,000 of damage to the property of which approximately $443,000 is covered by insurance. As of September 30, 1999, approximately $267,000 of insurance proceeds relating to this event have been received. These fires damaged 19 units and construction was completed during the fourth quarter of 1999. In relation to the two fires, approximately $70,000 has been written off for undepreciated assets that were damaged.

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

Capital Resources and Liquidity

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $1,751,000 as compared to approximately $3,425,000 at September 30, 1998. For the nine months ended September 30, 1999, cash and cash equivalents increased by approximately $250,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $2,323,000 of cash provided by operating activities offset by approximately $2,073,000 of cash used in investing activities. Cash used in investing activities consists primarily of property improvements and replacements partially offset by net receipts from restricted escrows maintained by mortgage lenders and net insurance proceeds. The Partnership invests its working capital reserves in a money market account.

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

Ski Lodge Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $240,000 of capital improvements at Ski Lodge Apartments consisting primarily of floor covering, appliance replacements, pool enhancements and structural improvements. These improvements were funded from replacement reserves and operating cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $203,000 of capital improvements over the next few years. The Partnership has budgeted but is not limited to capital improvements of approximately $322,000 for 1999 at this property which include certain of the required improvements and consist of parking lot upgrades, recreational facility improvements, pool enhancements, roof replacements, structural improvements, grounds lighting, appliances and floor covering replacements, and electrical and air conditioning upgrades.

Panorama Terrace II Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $24,000 of capital improvements at Panorama Terrace II consisting primarily of floor covering replacements and appliance replacements. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $110,000 of capital improvements over the next few years. The Partnership has budgeted but is not limited to capital improvements of approximately $116,000 for 1999 at this property which include certain of the required improvements and consist of roof replacements, appliance and plumbing upgrades, building improvements and carpet and vinyl replacements.

Place du Plantier Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $338,000 of capital improvement projects at Place du Plantier Apartments, consisting primarily of floor covering replacements, air conditioning upgrades, parking lot improvements, and roof replacements. The air conditioning upgrades and roof replacements are substantially complete as of September 30, 1999. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $376,000 of capital improvements over the next few years. The Partnership has budgeted but is not limited to capital improvements of approximately $425,000 for 1999 at this property which include certain of the required improvements and consist of plumbing upgrades, roof replacements, parking lot improvements, landscaping, appliances, interior decoration upgrades, air conditioning upgrades and floor covering replacements.

Fairway View I Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $750,000 of capital improvement projects at Fairway View I, consisting primarily of roof replacements, due to damage caused by the November 1998 fire, landscaping, appliance upgrades, structural improvements, and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $455,000 of capital improvements over the next few years. The Partnership has budgeted but is not limited to capital improvements of approximately $401,000 at this property which include certain of the required improvements and consist of parking lot repairs, roof replacements, appliance upgrades, recreational facility improvements, landscaping, fencing and floor covering replacements.

Colony of Kenilworth

During the nine months ended September 30, 1999, the Partnership completed approximately $1,581,000 of capital improvement projects at Colony of Kenilworth consisting primarily of roof replacements, appliance replacements, floor covering replacements, and other improvements, which are approximately 50% complete. These improvements were funded from replacement and capital reserves, operating cash flow and partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $2,840,000 of capital improvements over the next few years. The Partnership has budgeted but is not limited to capital improvements of approximately $1,184,000 for 1999 at this property which include certain of the required improvements and consist of building improvements, roof replacements, HVAC upgrades, electrical upgrades, carpet and vinyl replacements, and parking lot resurfacing.

Alpine Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $119,000 of capital improvement projects at Alpine Apartments, consisting primarily of plumbing, floor covering replacements, appliances and air conditioning upgrades. These improvements were funded from replacement reserves and operating cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $96,000 of capital improvements over the next few years. The Partnership has budgeted but is not limited to capital improvements of approximately $115,000 for 1999 at this property which include certain of the required improvements and consist of building improvements, plumbing upgrades, electrical upgrades, air conditioning upgrades, appliance replacements, and floor covering replacements.

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

No distributions were made during the nine month period ending September 30, 1999. During the nine months ended September 30, 1998, the Partnership distributed approximately $14,718,000 (approximately $14,571,000 to the limited partners, $132.95 per limited partnership unit) to the partners. The distribution represents the Partnership's share of the proceeds from the sale of the Village of approximately $13,750,000 (approximately $13,612,000 to the limited partners or $124.20 per limited partnership unit) and approximately $968,000 (approximately $959,000 to the limited partners or $8.75 per limited partnership unit) from operations.

The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 27,921.53 (approximately 25.48% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $76 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,558 units. As a result, AIMCO and its affiliates currently own 49,689 units of limited partnership interest in the Partnership representing approximately 45.34% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note H - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.



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



                              NATIONAL PROPERTY INVESTORS 6


                              By:  NPI EQUITY INVESTMENTS, INC.
                                   Its Managing General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: