Form 10KSB
period 1999-12-31
NATIONAL PROPERTY INVESTORS 6
filed 2000-03-23
CIK 708870

March 22, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   National Property Investors 6
      Form 10-KSB
      File No. 0-11864


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the fiscal year ended December 31, 1999


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

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $11,494,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

Item 1.     Description of Business

National Property Investors 6 (the "Partnership" or the "Registrant") is a California limited partnership formed as of October 15, 1982. NPI Equity Investments, Inc. (the "Managing General Partner" or "NPI Equity"), a Florida corporation, became the Partnership's Managing General Partner on June 21, 1991. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Transfer of Control"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2006, unless terminated prior to such date.

The Partnership, through its public offering of Limited Partnership Units, sold 109,600 units aggregating $54,800,000. The general partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. The Partnership is engaged in the business of operating and holding real estate properties for investment. The Partnership currently owns and operates six apartment complexes (see "Item 2. Description of Properties").

The Partnership has no full time employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. These services were provided by an affiliate of the Managing General Partner for the years ended December 31, 1999 and 1998.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

                                   Date of
Properties                         Purchase       Type of Ownership           Use

Ski Lodge Apartments               07/19/84  Fee ownership, subject to   Apartment
  Montgomery, Alabama                        first mortgage              522 units

Panorama Terrace II Apartments     10/16/84  Fee ownership, subject to   Apartment
  Birmingham, Alabama                        first mortgage              116 units

Place du Plantier Apartments       05/01/84  Fee ownership, subject to   Apartment
  Baton Rouge, Louisiana                     first mortgage              268 units

Fairway View I Apartments          05/31/84  Fee ownership, subject to   Apartment
  Baton Rouge, Louisiana                     first mortgage              242 units

Colony at Kenilworth Apartments    03/15/84  Fee ownership, subject to   Apartment
  Towson, Maryland                           first mortgage              383 units

Alpine Village Apartments          10/16/84  Fee ownership, subject to   Apartment
  Birmingham, Alabama                        first mortgage              160 units

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                         Gross
                        Carrying   Accumulated                             Federal
Properties               Value     Depreciation     Rate      Method      Tax Basis
                             (in thousands)                            (in thousands)

Ski Lodge                $15,684     $11,524     5-27.5 yrs    S/L         $ 2,697
Panorama Terrace II        4,671       3,174     5-27.5 yrs    S/L           1,203
Place du Plantier         11,201       7,505     5-27.5 yrs    S/L           2,872
Fairway View I            10,159       6,509     5-27.5 yrs    S/L           2,381
Colony at Kenilworth      23,226      14,879     5-27.5 yrs    S/L           5,160
Alpine Village             5,620       3,582     5-27.5 yrs    S/L           1,710
        Totals           $70,561     $47,173                               $16,023

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note L - Change in Accounting Principle".

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                        Principal
                          Balance At      Stated                             Balance
                         December 31,    Interest    Period    Maturity       Due At
Properties                   1999          Rate    Amortized     Date      Maturity (2)
                        (in thousands)                                    (in thousands)

Ski Lodge                   $ 6,800       7.33%       (1)      11/01/03      $ 6,800
Panorama Terrace II           1,450       7.33%       (1)      11/01/03        1,450
Place du Plantier             3,800       7.33%       (1)      11/01/03        3,800
Fairway View I                4,000       7.33%       (1)      11/01/03        4,000
Colony at Kenilworth          7,985       7.33%       (1)      11/01/03        7,985
Alpine Village                2,100       7.33%       (1)      11/01/03        2,100
        Totals              $26,135                                          $26,135

(1)   Interest only payments.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 1999 and 1998 for each property:

                                      Average Annual             Average Annual
                                       Rental Rates                 Occupancy
                                        (per unit)
Properties                          1999           1998         1999        1998

Ski Lodge                         $5,247          $5,042         93%         94%
Panorama Terrace II (1)            6,003           6,045         94%         91%
Place du Plantier                  6,691           6,316         94%         92%
Fairway View I                     6,752           6,507         95%         96%
Colony at Kenilworth (1)           9,030           8,737         94%         87%
Alpine Village                     6,174           6,278         95%         93%

(1) The Managing General Partner attributes the increase in occupancy to an increase in marketing efforts.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. No tenant leases 10% or more of the available rental space. The properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 1999 for each property were:

                                                1999            1999
                                               Billing          Rate
                                           (in thousands)

       Ski Lodge                                $ 93            3.45%
       Panorama Terrace II                        44            7.26%
       Place du Plantier                          42            9.89%
       Fairway View I                             57            9.89%
       Colony at Kenilworth                      245            4.84%
       Alpine Village                             50            7.26%

Capital Improvements

Ski Lodge Apartments

The Partnership completed approximately $328,000 in capital expenditures at Ski Lodge Apartments as of December 31, 1999, consisting primarily of floor covering replacements, HVAC replacements, parking lot improvements, ground lighting, structural improvements, and pool improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $156,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Panorama Terrace II Apartments

The Partnership completed approximately $94,000 in capital expenditures at Panorama Terrace II Apartments as of December 31, 1999, consisting primarily of clubhouse renovations, appliance replacements, HVAC replacements, and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $34,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Place du Plantier Apartments

The Partnership completed approximately $465,000 in capital expenditures at Place du Plantier Apartments as of December 31, 1999, consisting primarily of air conditioning improvements, floor covering replacements, fencing, parking lot improvements, and roof replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $80,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway View I Apartments

The Partnership completed approximately $974,000 in capital expenditures at Fairway View I Apartments as of December 31, 1999, consisting primarily of parking lot improvements, major landscaping, structural improvements, roof replacements due to two fires at the property, and floor covering replacements. These improvements were funded from operating cash flow, insurance proceeds, and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $72,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Colony at Kenilworth Apartments

The Partnership completed approximately $2,017,000 in capital expenditures at Colony at Kenilworth Apartments as of December 31, 1999, consisting primarily of parking lot improvements, appliances, exterior painting, floor covering replacements, roof replacements, and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $114,900. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Alpine Village Apartments

The Partnership completed approximately $201,000 in capital expenditures at Alpine Village Apartments as of December 31, 1999, consisting primarily of floor covering replacements, plumbing improvements, appliances, and air conditioning upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $48,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 1999.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 109,600 Limited Partnership Units aggregating $54,800,000. As of December 31, 1999, the Partnership had 109,600 units outstanding held by 2,483 limited partners of record. Affiliates of the Managing General Partner owned 63,091 units or 57.56% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999:

                                                Distributions

                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/98 - 12/31/98              $17,402 (1)          $157.19
       01/01/99 - 12/31/99              $    --                $ --

(1) Consists of $3,652,000 of cash from operations and $13,750,000 of cash from funds from The Village sale in 1998 (see "Item 6" for further details).

The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the year 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 63,091 limited partnership units in the Partnership representing 57.56% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 1999, was approximately $1,349,000 compared to net income of approximately $13,803,000 for the year ended December 31, 1998. The decrease in net income for the year ended December 31, 1999, is primarily attributable to a decrease in the Partnership's share of net income of the tenant-in-common property partially offset by the extraordinary loss on the early extinguishment of the property's debt, as a result of the gain recognized on the sale of The Village during the year ended December 31, 1998. Excluding the results of the Village, the Partnership realized a net loss for the year ended December 31, 1998, of approximately $809,000. The increase in net income excluding the results of The Village for the year ended December 31, 1999 as compared to 1998, is due to the cumulative effect on prior years of a change in accounting principle (see discussion below), an increase in total revenues, and a decrease in total expenses. The increase in total revenues is due to an increase in rental revenue and the recognition of a casualty gain (see discussion below) partially offset by a decrease in other income. Rental income increased due to an increase in occupancy at all of the Partnership's properties, excluding Ski Lodge and Fairway View whose occupancies slightly decreased. The decrease in other income is primarily due to a decrease in interest income as the result of lower average cash balances held in interest-bearing accounts. Total expenses decreased due to decreases in operating expenses, general and administrative expenses and incentive compensation fees partially offset by increases in depreciation and property tax expenses. The decrease in operating expense is primarily due to a decrease in maintenance expense as a result of repair projects being completed in 1998 at most of the Partnership's properties and the change in accounting principle discussed below. General and administrative expense decreased due to the increase of Partnership management fees and non-accountable reimbursements paid with the distributions of operating cash in 1998. No distributions of operating cash were accrued or paid in 1999. Incentive compensation fees decreased as a result of fees associated with the sale of The Village on September 30, 1998. The increase in depreciation expense is due to the increase in improvements and replacements placed into service in the last twelve months.

Included in general and administrative expense for the year ended December 31, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

In November 1998, a fire at Fairway View I caused an estimated $191,000 of damage to the property of which approximately $186,000 is covered by insurance. As of December 31, 1999, all insurance proceeds relating to this event have been received. In January 1999, a second fire at Fairway View I caused an estimated $448,000 of damage to the property of which approximately $443,000 is covered by insurance. As of December 31, 1999, approximately $299,000 of insurance proceeds relating to this fire event have been received. These fires damaged 19 units and construction was completed during the fourth quarter of 1999. In relation to the two fires, approximately $90,000 has been written off for undepreciated assets that were damaged and the Partnership recognized a casualty gain of approximately $395,000 in 1999.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $571,000 ($5.16 per limited partnership unit). The cumulative effect adjustment of approximately $302,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in net income for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $2,538,000 as compared to approximately $1,501,000 at December 31, 1998. For the year ended December 31, 1999, cash and cash equivalents increased by approximately $1,037,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $4,098,000 of cash provided by operating activities partially offset by approximately
$3,061,000 of cash used in investing activities. Cash used in investing activities consists primarily of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by mortgage lenders and net insurance proceeds received. The Partnership invests its working capital reserves in a money market account.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit, and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $507,300. Additional improvements may be considered and will depend on the physical condition of the property, as well as replacement reserves and anticipated cash flow generated by each property. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

No distributions were made during the twelve month period ending December 31, 1999. During the twelve months ended December 31, 1998, the Partnership distributed approximately $17,402,000 (approximately $17,228,000 to the limited partners, $157.19 per limited partnership unit) to the partners. The distribution represents the Partnership's share of the proceeds from the sale of The Village of approximately $13,750,000 (approximately $13,612,000 to the limited partners or $124.20 per limited partnership unit) and approximately $3,652,000 (approximately $3,616,000 to the limited partners or $32.99 per limited partnership unit) from operations. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the year 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 63,091 limited partnership units in the Partnership representing 57.56% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue. At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS 6

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 1999

      Statements of Operations - Years ended December 31, 1999 and 1998

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

      Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Financial Statements

                Report of Ernst & Young LLP, Independent Auditors

The Partners
National Property Investors 6


We have audited the accompanying balance sheet of National Property Investors 6 as of December 31, 1999, and the related statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 6 at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note L to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 25, 2000


                          NATIONAL PROPERTY INVESTORS 6

                                 BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 1999

Assets
   Cash and cash equivalents                                                 $ 2,538
   Receivables and deposits                                                      362
   Restricted escrows                                                            306
   Other assets                                                                  789
   Investment properties (Notes C and F):
      Land                                                    $ 4,349
      Buildings and related personal property                   66,212
                                                                70,561

      Less accumulated depreciation                            (47,173)       23,388
                                                                            $ 27,383

Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                         $ 229
      Tenant security deposits payable                                           239
      Payable to affiliate (Note E)                                              916
      Accrued property taxes                                                     183
      Other liabilities                                                          462
      Mortgage notes payable (Note C)                                         26,135

Partners' Deficit
   General partner                                              $ (556)
   Limited partners (109,600 units issued and
      outstanding)                                                (225)         (781)
                                                                            $ 27,383

                     See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS

                        (in thousands, except unit data)

                                                        Years Ended December 31,
                                                            1999         1998
Revenues:
   Rental income                                          $10,417       $ 9,920
   Other income                                               682           846
   Casualty gain                                              395            --
       Total revenues                                       11,494       10,766

Expenses:
   Operating                                                4,388         4,674
   Depreciation                                             3,119         2,781
   Interest                                                 2,058         2,051
   General and administrative                                 358           680
   Property taxes                                             524           473
   Incentive compensation fee (Note E)                         --           916
      Total expenses                                       10,447        11,575

Equity in net income of tenant-in-common
   property (Note G)                                           --        15,250
Income before cumulative effect of a change in
   accounting principle and extraordinary item              1,047        14,441
Cumulative effect on prior years of a change in
   accounting for the cost of exterior painting and
   major landscaping (Note L)                                 302            --
Equity in extraordinary loss on early extinguishment
   of debt of tenant-in-common property (Note G)               --          (638)

Net income                                                $ 1,349       $13,803

Net income allocated to general partner (1%)                 $ 13        $  138
Net income allocated to limited partners (99%)              1,336        13,665

                                                          $ 1,349       $13,803
Per limited partnership unit:
   Income before cumulative effect on a change in
      accounting principle and extraordinary item          $ 9.46       $130.44
   Cumulative effect on prior years of a change in
      accounting for the cost of painting and major
      landscaping                                            2.73            --
   Extraordinary item                                          --         (5.76)

Net income                                                $ 12.19       $124.68

Distributions per limited partnership unit                   $ --       $157.19

Proforma amounts assuming the new accounting principle
   was applied retroactively:
   Net income                                              $ 1,047      $13,834
   Net income per limited partnership unit                  $ 9.46      $124.96

                     See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner      Partners     Total

Original capital contributions         109,600         $ 1       $ 54,800    $ 54,801

Partners' (deficit) capital at
  December 31, 1997                    109,600        $ (533)     $ 2,002     $ 1,469

Net income for the year ended
  December 31, 1998                         --            138      13,665      13,803

Distribution to partners                    --           (174)    (17,228)    (17,402)

Partners' deficit at

  December 31, 1998                    109,600           (569)     (1,561)     (2,130)

Net income for the year ended
  December 31, 1999                         --             13       1,336       1,349

Partners' deficit at
  December 31, 1999                    109,600        $ (556)     $ (225)     $ (781)

                     See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                             Years Ended December 31,
                                                                 1999         1998
 Cash flows from operating activities:

  Net income                                                    $ 1,349     $ 13,803
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation                                                   3,119        2,781
   Amortization of loan costs                                       142          136
   Cumulative effect on prior years of change in
      accounting principle                                         (302)          --
   Loss on disposal of property                                      --           15
   Casualty gain                                                   (395)          --
   Equity in net income from tenant-in-common property               --      (15,250)
   Extraordinary loss on early extinguishment of tenant-
      in-common property debt                                        --          638
   Change in accounts:
      Receivables and deposits                                      153          (39)
      Other assets                                                  (76)          27
      Accounts payable                                              (93)          84
      Tenant security deposits payable                               32           13
      Accrued property taxes                                         53           (8)
      Payable to affiliates                                          --          916
      Other liabilities                                             116           16

          Net cash provided by operating activities               4,098        3,132

Cash flows from investing activities:
  Net withdrawals from restricted escrows                           663          718
  Property improvements and replacements                         (4,209)      (1,990)
  Distribution from tenant-in-common property                        --       14,714
  Net insurance proceeds received                                   485           --

          Net cash (used in) provided by investing
            activities                                           (3,061)      13,442

Cash flows used in financing activities:
  Distributions paid                                                 --      (17,402)

Net increase (decrease) in cash and cash equivalents              1,037         (828)

Cash and cash equivalents at beginning of year                    1,501        2,329

Cash and cash equivalents at end of year                        $ 2,538      $ 1,501

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,916      $ 1,916

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                       $ 101        $ 231

                     See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                          Notes to Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization

National Property Investors 6 (the "Partnership" or the "Registrant") is a California limited partnership formed as of October 15, 1982. The Partnership is engaged in the business of operating and holding for investment income producing real estate properties. NPI Equity Investments, Inc. (the "Managing General Partner" or "NPI Equity"), a Florida corporation, became the Partnership's
Managing General Partner on June 21, 1991. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B
- Transfer of Control"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2006, unless terminated prior to such date. The Partnership operates six residential properties in Alabama (3), Louisiana (2), and Maryland (1).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Income, Loss and Distributions

Income, loss and distributions of cash of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Statements

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note L).

Loan Costs

Loan costs of approximately $1,003,000, less accumulated amortization of approximately $436,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. The Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Investment Properties

Investment properties consist of six apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 1999 and 1998.

Replacement Reserve Escrow

The Partnership maintains replacement reserve escrows at each of its properties to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note documents. As of December 31, 1999, the balance in these accounts are approximately $306,000.

Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note J" for required disclosure.

Advertising Costs

Advertising costs of approximately $166,000 in 1999 and approximately $162,000 in 1998 were charged to expense as incurred and are included in operating expenses.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                          Principal      Monthly                           Principal
                          Balance At     Payment    Stated                  Balance
                         December 31,   Interest   Interest   Maturity      Due At
                             1999         Only       Rate       Date       Maturity
                              (in thousands)                            (in thousands)
Properties

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

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999 are as follows (in thousands):

                               2000               $  --
                               2001                  --
                               2002                  --
                               2003              26,135
                                                $26,135

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (loss) (in thousands, except per unit data):

                                                December 31,
                                              1999         1998
Net income as reported                       $ 1,349      $13,803
Add (deduct):
   Depreciation differences                      559          301
   Prepaid rent                                  (77)         173
   Gain on sale of The Village                    --        5,175
   Other                                         171          157
Federal taxable income                       $ 2,002      $19,609
Federal taxable income per limited
   partnership unit                          $ 18.08      $177.13

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                       $  (781)
Land and buildings                                 (2,139)
Accumulated depreciation                           (5,226)
Syndication and distribution costs                  6,295
Prepaid rent                                          189
Other                                                 266
Accounts payable                                      916

Net liabilities - tax basis                       $  (480)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were accrued or paid to the Managing General Partner and affiliates of the Managing General Partner during each of the years ended December 31, 1999 and 1998:

                                                         1999       1998
                                                         (in thousands)
Property management fees (included in operating          $556       $536
  expenses)
Reimbursement for services of affiliates,
  (included in operating, general and
  administrative expenses, and investment
  properties)                                             354        384
Partnership management fee (included in general
  and administrative expenses)                             --        152
Non-accountable reimbursement (included in general
  and administrative expenses)                             --        150
Incentive management fee (included in payable to
  affiliate)                                               --        916

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $556,000 and $536,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $354,000 and $384,000 for the years ended December 31, 1999 and 1998, respectively. Included in "Reimbursements for services of affiliates" for the years ended December 31, 1999 and 1998, is approximately $115,000 and $80,000, respectively, in reimbursements for construction oversight costs.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $152,000 of fees have been paid in 1998 in conjunction with the operating distributions made during the year ended December 31, 1999.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received $150,000 during the year ended December 31, 1999.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As a result of the sale of The Village in 1998, the Managing General Partner became entitled to an Incentive Compensation Fee of approximately $916,000.

NPI Equity is entitled to receive 1% of distributions of cash from operations and an allocation of 1% of the net income or loss of the Partnership. NPI Equity received distributions of $174,000 for the year ended December 31, 1998. No such distributions were received during the year ended December 31, 1999.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 63,091 limited partnership units in the Partnership representing 57.56% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of NPI Equity (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

Note F - Real Estate and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                         Buildings         Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description                 Encumbrances       Land      Property       Acquisition
                           (in thousands)                             (in thousands)
Ski Lodge                     $ 6,800         $ 672       $11,587         $ 3,425
Panorama Terrace II             1,450            323        2,972           1,376
Place du Plantier               3,800            840        7,773           2,588
Fairway View I                  4,000            762        7,048           2,349
Colony at Kenilworth            7,985          1,306       13,187           8,733
Alpine Village                  2,100            359        3,515           1,746

                              $26,135        $ 4,262      $46,082         $20,217


                     Gross Amount At Which
                             Carried
                      At December 31, 1999
                         (in thousands)
                            Buildings
                               And
                             Related
                             Personal          Accumulated    Year of      Date     Depreciable
Description          Land   Properties Total  Depreciation  Construction  Acquired  Life-Years
                                             (in thousands)

Ski Lodge           $ 676    $15,008  $15,684   $11,524        1977        07/84      5-27.5
Panorama Terrace II   330      4,341    4,671     3,174        1973        10/84      5-27.5
Place du Plantier     844     10,357   11,201     7,505        1974        05/84      5-27.5
Fairway View I        767      9,392   10,159     6,509        1974        05/84      5-27.5
Colony at
Kenilworth          1,366     21,860   23,226    14,879        1967        03/84      5-27.5
Alpine Village        366      5,254    5,620     3,582        1972        10/84      5-27.5

      Totals       $4,349    $66,212  $70,561   $47,173

Reconciliation of Real Estate and Accumulated Depreciation:

                                                      December 31,
                                                    1999         1998
                                                      (in thousands)
Real Estate
Balance at beginning of year                      $66,540      $64,370
  Property improvements and replacements            4,079        2,221
  Disposals of investment property                   (360)         (51)
  Cumulative effect on prior years of change
   in accounting principle                            302           --
Balance at end of year                            $70,561      $66,540

Accumulated Depreciation
Balance at beginning of year                      $44,324      $41,579
  Additions charged to expense                      3,119        2,781
  Disposals of investment property                   (270)         (36)
  Balance at end of year                          $47,173      $44,324

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $68,422,000 and $64,997,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $52,399,000 and $49,839,000, respectively.

Note G - Tenant-In-Common Property

The Partnership owned The Village as a tenant-in-common with National Property Investors 5 ("NPI 5"), an affiliated public limited partnership. NPI 5 acquired a 24.028% undivided interest with the Partnership owning the remaining 75.972%. The property was accounted for under the equity method of accounting.

On June 30, 1998, The Village, located in Voorhees Township, New Jersey, was sold to an unaffiliated party for an adjusted sales price of approximately $30,102,000. After repayment of the mortgage note payable and closing expenses, the net proceeds from the sale were approximately $18,211,000. The sale resulted in a gain of approximately $19,946,000 for the tenant-in-common joint venture and an extraordinary loss on the early extinguishment of debt of approximately $840,000, representing prepayment penalties and the write off of the remaining unamortized loan costs. The Partnership's equity in the net income of this tenant-in-common property was approximately $15,250,000 for 1998. The Partnership's equity in the extraordinary loss on early extinguishment of debt was approximately $638,000 for 1998.

The Village tenant-in-common joint venture with NPI 5 was terminated in 1998 after the distribution of the proceeds from the sale.

Condensed statements of operations of the Village for the year ended December 31, 1998 are as follows (in thousands):

                                        1999
Revenues:
  Rental income                       $ 2,182
  Other income                            150
  Gain on sale of property             19,946
     Total revenues                    22,278

Expenses:
  Operating and other expenses          1,244
  Depreciation                            395
  Mortgage interest                       486
    Total expenses                      2,125

Income before extraordinary loss       20,153
Extraordinary loss on early
  extinguishment of debt                  840

Net income                            $19,313

Note H - Casualty Events

In November 1998, a fire at Fairway View I caused an estimated $191,000 of damage to the property of which approximately $186,000 was covered by insurance. As of December 31, 1999, all insurance proceeds relating to this event have been received. In January 1999, a second fire at Fairway View I caused an estimated $448,000 of damage to the property of which approximately $443,000 was covered by insurance. As of December 31, 1999, approximately $299,000 of insurance proceeds relating to this fire event has been received. These fires damaged 19 units and construction was completed during the fourth quarter of 1999. In relation to the two fires, approximately $90,000 has been written off for undepreciated assets that were damaged and the Partnership recognized a casualty gain of approximately $395,000 in 1999.

Note I - Distributions

There were no distributions for the year ended December 31, 1999. During the year ended December 31, 1998, the Partnership distributed approximately $17,402,000 (approximately $17,228,000 to the limited partners, $157.19 per limited partnership unit) to the partners. The distribution represents the Partnership's share of the proceeds from the sale of The Village of approximately $13,750,000 (approximately $13,612,000 to the limited partners or $124.20 per limited partnership unit) and approximately $3,652,000 (approximately $3,616,000 to the limited partners or $32.99 per limited partnership unit) from operations.

Note J - Disclosures about Segments of an Enterprise and Related Information

Description of the types of products and services from which the reportable segment derives its revenues:

The  Partnership  has  one  reportable  segment:   residential  properties.  The
Partnership's residential properties segment consists of apartment complexes located in Alabama (3), Louisiana (2), and Maryland (1). The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential     Other      Totals
Rental income                             $10,417       $   --    $10,417
Other income                                  664           18        682
Casualty gain                                 395           --        395
Interest expense                            2,058           --      2,058
Depreciation                                3,119           --      3,119
General and administrative expense             --          358        358
Cumulative effect on prior years of
  change in accounting principle              302           --        302
Segment profit (loss)                       1,689         (340)     1,349
Total assets                               27,176          207     27,383
Capital expenditures for investment
  properties                                4,079           --      4,079


                 1998                   Residential     Other      Totals
Rental income                             $ 9,920       $   --    $ 9,920
Other income                                  682          164        846
Interest expense                            2,051           --      2,051
Depreciation                                2,781           --      2,781
General and administrative expense             --          680        680
Incentive compensation fee                     --          916        916
Equity in income of tenant-in-common           --       15,250     15,250
Extraordinary loss on early
  extinguishment of tenant-in-
  common debt                                  --          638        638
Segment profit                                623       13,180     13,803
Total assets                               25,463          593     26,056
Capital expenditures for investment
  properties                                2,221           --      2,221

Note K - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note L - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $571,000 ($5.16 per limited partnership unit). The cumulative effect adjustment of approximately $302,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in net income for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

The effect of the new method for each quarter of 1999 on net income and net income per limited partnership unit before the cumulative effect is as follows:

                          Increase/(Decrease) in      Per limited
                               Net income           partnership unit
                             (in thousands)
   First Quarter                  $(21)                  $ (.19)
   Second Quarter                  118                     1.07
   Third Quarter                   100                      .90
   Fourth Quarter                  374                     3.38


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

National Property Investors 6 (the "Partnership" or the "Registrant") has no officers or directors. The names and ages of, as well as the positions and offices held by, the present executive officers and directors of NPI Equity Investments, Inc. ("NPI Equity" or "Managing General Partner") are set forth below. There are no family relationships between or among any officers or directors.

Name                Age    Position

Patrick J. Foye      42    Executive Vice President and Director

Martha L. Long       40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Form, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

No  directors  or  officers  of  the  Managing   General  Partner  received  any
remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 1999, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                           Number of Units      Percentage

           Insignia Properties, LP              48,033            43.82%
             (an affiliate of AIMCO)
           AIMCO Properties LP                  15,058            13.74%
             (an affiliate of AIMCO)

Insignia Properties LP is indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were accrued or paid to the Managing General Partner and affiliates of the Managing General Partner during each of the years ended December 31, 1999 and 1998:

                                                          1999       1998
                                                           (in thousands)
Property management fees                                  $556       $536
Reimbursement for services of affiliates                   354        384
Partnership management fee                                  --        152
Non-accountable reimbursement                               --        150
Incentive management fee                                    --        916

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $556,000 and $536,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $354,000 and $384,000 for the years ended December 31, 1999 and 1998, respectively. Included in "Reimbursements for services of affiliates" for the years ended December 31, 1999 and 1998, is approximately $115,000 and $80,000, respectively, in reimbursements for construction oversight costs.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $152,000 of fees have been paid in 1998 in conjunction with the operating distributions made during the year ended December 31, 1999.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received $150,000 during the year ended December 31, 1999.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As a result of the sale of The Village in 1998, the Managing General Partner became entitled to an Incentive Compensation Fee of approximately $916,000.

NPI Equity is entitled to receive 1% of distributions of cash from operations and an allocation of 1% of the net income or loss of the Partnership. NPI Equity received distributions of $174,000 for the year ended December 31, 1998. No such distributions were received during the year ended December 31, 1999.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 63,091 limited partnership units in the Partnership representing 57.56% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of NPI Equity (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

Item 13.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)  Reports on Form 8-K filed in the fourth quarter of calendar year 1999:

     None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NATIONAL PROPERTY INVESTORS 6


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                                  EXHIBIT INDEX

Exhibit

2.1  NPI,  Inc.  Stock  Purchase   Agreement   dated  as  of  August  17,  1995,
     incorporated by reference to Exhibit 2 to the Partnership's Current Report on Form 8-K dated August 17, 1995.

2.2 Partnership Units Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

2.3 Management Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

2.5 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT incorporated by reference to Exhibit 2.1 in the Registrant's Current Report on Form 8-K dated as of October 1, 1998.

3.4 (a) Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated January 12, 1983, included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-80141).

(b) Amendments to Agreement of Limited Partnership, incorporated by reference to the Definitive Proxy Statement of the Partnership dated April 3, 1991.

(c) Amendments to the Partnership Agreement, incorporated by reference to the Statement Furnished in Connection with the Solicitation of the Registrant dated August 28, 1992.

10.13Amended and Restated First Mortgage Note, dated September 30, 1993, made by the Partnership for the benefit of The Travelers Insurance Company, as it pertains to The Village Apartments incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 1993.

10.15Multifamily  Note dated September 30, 1996, by and between the Partnership, with respect to Alpine Village Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

10.16Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Alpine Village Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

10.17Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Colony at Kenilworth Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

10.18Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Colony of Kenilworth Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

10.19Multifamily  Note dated September 30, 1996, by and between the Partnership, with respect to Fairway View I Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

10.20Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Fairway View I Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

10.21Multifamily  Note dated September 30, 1996, by and between the Partnership, with respect to Place du Plantier Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

10.22Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Place du Plantier Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

10.23Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Panorama Terrace II Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

10.24Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Panorama Terrace II Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

10.25Multifamily Note dated September 30, 1996, by and between the Partnership, with respect to Ski Lodge Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

10.26Amended and Restated Multifamily Note dated November 1, 1996, by and between the Partnership, with respect to Ski Lodge Apartments, and Lehman Brothers Holdings Inc., a Delaware Corporation. (Incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

10.27Contract  of  Sale  between   Registrant  and  Hometown   America,   L.L.C.
     incorporated  by  reference  to  Exhibit  (10.21;   10.22;  10.23)  to  the
     Registrant's current report on Form 8-K dated July 16, 1998.

10.28Amendment to Contract of Sale  between  Registrant  and  Hometown  America,
     L.L.C. incorporated by reference to Exhibit (10.21; 10.22; 10.23) to the Registrant's current report on Form 8-K dated July 16, 1998.

10.29Second  Amendment  to  Contract of Sale  between  Registrant  and  Hometown
     America, L.L.C. incorporated by reference to Exhibit (10.21; 10.22; 10.23) to the Registrant's current report on Form 8-K dated July 16, 1998.

16 Letter dated November 11, 1998, from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant; incorporated by reference to the Registrant's Current Report on Form 8-K dated November 10, 1998.

18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

27   Financial Data Schedule.

                                                                     Exhibit 18


February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
NPI Equity Investments, Inc.
Managing General Partner of National Property Investors 6
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note L of Notes to the Financial Statements of National Property Investors 6 included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP