Form 10QSB
period 2000-03-31
NATIONAL PROPERTY INVESTORS 6
filed 2000-05-15
CIK 708870

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

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets
   Cash and cash equivalents                                                $ 1,313
   Receivables and deposits                                                     410
   Restricted escrows                                                           421
   Other assets                                                                 788
   Investment properties:
       Land                                                  $  4,349
       Buildings and related personal property                 66,463
                                                               70,812
       Less accumulated depreciation                          (48,009)       22,803
                                                                           $ 25,735

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   61
   Tenant security deposit liabilities                                          255
   Accrued property taxes                                                       149
   Other liabilities                                                            435
   Mortgage notes payable                                                    26,135

Partners' Deficit
   General partner                                            $  (561)
   Limited partners (109,600 units
      issued and outstanding)                                    (739)       (1,300)
                                                                           $ 25,735

                   See Accompanying Notes to Financial Statements

b)

                           NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                                               Three Months Ended
                                                                    March 31,
                                                               2000          1999
                                                                          (Restated)
Revenues:
  Rental income                                               $2,643        $2,545
  Other income                                                   179           160
  Casualty gain                                                   --           273
       Total revenues                                          2,822         2,978
Expenses:
  Operating                                                    1,084         1,061
  Interest                                                       515           515
  Depreciation                                                   836           736
  General and administrative                                     135            93
  Property taxes                                                 146           146
       Total expenses                                          2,716         2,551

Income before cumulative effect of a change in
  accounting principle                                           106           427
Cumulative effect on prior years of a change in
  accounting for the cost of exterior painting and
  major landscaping                                               --           302

Net income                                                     $ 106         $ 729

Net income allocated to general partner (1%)                    $  1           $ 7
Net income allocated to limited partners (99%)                   105           722

                                                               $ 106         $ 729
Per limited partnership unit:
  Income before cumulative effect of a change in
   accounting principle                                       $ 0.96        $ 3.86
  Cumulative effect on prior years of a change in
   accounting for the cost of exterior painting and
   major landscaping                                              --          2.73

Net income                                                    $ 0.96        $ 6.59

Distributions per limited partnership unit                    $ 5.65         $  --

                   See Accompanying Notes to Financial Statements

c)

                           NATIONAL PROPERTY INVESTORS 6

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)

                          (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions       109,600       $   1      $54,800      $54,801

Partners' deficit at
   December 31, 1999                 109,600      $ (556)     $  (225)      $ (781)

Distributions to partners                 --          (6)        (619)        (625)

Net income for the three months
   ended March 31, 2000                   --           1          105          106

Partners' deficit at
   March 31, 2000                    109,600      $ (561)     $  (739)     $(1,300)

                   See Accompanying Notes to Financial Statements

d)

                           NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2000        1999
Cash flows from operating activities:                                      (Restated)
  Net income                                                     $  106        $ 729
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
   Depreciation                                                     836          736
   Amortization of loan costs                                        36           36
   Casualty gain                                                     --         (273)
   Cumulative effect on prior years of change in
      accounting principle                                           --         (302)
   Change in accounts:
      Receivables and deposits                                      (48)         (24)
      Other assets                                                  (35)        (119)
      Accounts payable                                              (67)        (376)
      Tenant security deposit liabilities                            16           (6)
      Accrued property taxes                                        (34)         (10)
      Payable to affiliate                                         (916)          --
      Other liabilities                                             (27)           2
       Net cash (used in) provided by operating activities         (133)         393

Cash flows from investing activities:

  Property improvements and replacements                           (352)        (627)
  Net (deposit to) withdrawals from restricted escrows             (115)         373
  Net insurance proceeds received                                    --          343
       Net cash (used in) provided by investing activities         (467)          89

Cash flows used in financing activities:

  Distributions to partners                                        (625)          --

Net (decrease) increase in cash and cash equivalents             (1,225)         482

Cash and cash equivalents at beginning of period                  2,538        1,501

Cash and cash equivalents at end of period                      $ 1,313      $ 1,983

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  479        $ 479

At December 31, 1999 and March 31, 2000, property improvements and replacements and accounts payable were both adjusted by approximately $101,000 for non-cash activity.

                   See Accompanying Notes to Financial Statements

e)

                           NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the first quarter of 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased income before the cumulative effect of the accounting change for the first quarter of 1999 by approximately $21,000 ($0.19 per limited partnership unit). The cumulative effect adjustment of approximately $302,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in net income for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

The following transactions with affiliates of the Managing General Partner were incurred during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $145      $135
 Reimbursement for services of affiliates (included in
   investment properties, operating and general and
   administrative expenses)                                         58        76
 Non accountable reimbursements (included in general and
   administrative expenses)                                         55        --

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $145,000 and $135,000 for the three months ended March 31, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $58,000 and $76,000 for the three months ended March 31, 2000 and 1999, respectively.

Also, for services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $55,000 during the three months ended March 31, 2000. No such reimbursements were earned during the three months ended March 31, 1999.

In addition, approximately $916,000 of incentive management fees resulting from the sale of The Village Apartments in September 1998 were accrued and were previously included on the balance sheet as "payable to affiliate". These fees are payable to the Managing General Partner but were subordinate in payment to the limited partners receiving a cumulative preferred return specified in the partnership agreement. The limited partners received their cumulative preferred return with the February 2000 distribution and the Managing General Partner was paid the previously accrued incentive management fee.

AIMCO and its affiliates currently own 63,474 limited partnership units in the Partnership representing 57.914% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 57.914% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, the affiliate is required to vote its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

Note D - Casualty Events

In November 1998, a fire at Fairway View I caused an estimated $191,000 of damage to the property of which approximately $186,000 was covered by insurance. As of March 31, 1999, approximately $76,000 of insurance proceeds relating to this event have been received. In January 1999, a second fire at Fairway View I caused an estimated $448,000 of damage to the property of which approximately $443,000 was covered by insurance. As of March 31, 1999, approximately $237,000 of insurance proceeds, net of expenses, relating to this event had been received. These fires damaged 19 units and construction was completed during the fourth quarter of 1999. In addition, Panorama Terrace and Ski Lodge received insurance proceeds, net of expenses, during the three months ended March 31, 1999 of approximately $30,000 for storm and wind damage. During the three months ended March 31, 1999, a casualty gain of approximately $273,000 was recognized consisting of net proceeds discussed above and the write-off of undepreciated assets damaged during the casualties of approximately $70,000.

Note E - Distributions

During the three months ended March 31, 2000, the Partnership distributed cash from operations of approximately $625,000 (approximately $619,000 to the limited partners, $5.65 per limited partnership unit) to the partners. No distributions were made during the three month period ending March 31, 1999.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of six apartment complexes located in Alabama (3), Louisiana (2) and Maryland (1). The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                    2000                       Residential     Other      Totals

Rental income                                    $ 2,643       $   --    $ 2,643
Other income                                         177            2        179
Interest expense                                     515           --        515
Depreciation                                         836           --        836
General and administrative expense                    --          135        135
Segment profit (loss)                                239         (133)       106
Total assets                                      25,534          201     25,735
Capital expenditures for investment
  properties                                         251           --        251


                    1999                      Residential     Other      Totals
                                                          (Restated)
Rental income                                   $ 2,545       $   --       2,545
Other income                                        150           10        160
Casualty gain                                       273           --        273
Interest expense                                    515           --        515
Depreciation                                        736           --        736
General and administrative expense                   --           93         93
Cumulative effect on prior years of
  change in accounting principle                    302           --        302
Segment profit                                      812          (83)       729
Total assets                                     25,916          479     26,395
Capital expenditures for investment
  properties                                         627          --         627

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Ski Lodge Apartments                          91%        94%
         Montgomery, Alabama (1)
      Panorama Terrace II Apartments                93%        97%
         Birmingham, Alabama (1)
      Place du Plantier Apartments                  93%        95%
         Baton Rouge, Louisiana
      Fairway View Apartments                       95%        92%
         Baton Rouge, Louisiana (2)
      Colony at Kenilworth Apartments               97%        87%
         Towson, Maryland (3)
      Alpine Village Apartments                     96%        97%
         Birmingham, Alabama

(1) The Managing General Partner attributes the decrease in occupancy to a weakened local market.

(2) The Managing General Partner attributes the increase in occupancy to tenants being placed in a neighboring property, owned by an affiliated partnership, in 1999 due to a fire that damaged 15 units.

(3) The Managing General Partner attributes the increase in occupancy to improved marketing efforts and a strong local economy.

Results of Operations

The Partnership's net income for the three months ended March 31, 2000 was approximately $106,000 compared to net income of approximately $729,000 for the comparable period in 1999. The decrease in net income is primarily attributable to the cumulative effect on prior years of a change in accounting principle recognized during the three months ended March 31, 1999. Income before the cumulative effect on prior years of a change in accounting principle was approximately $106,000 and $427,000 for the three months ended March 31, 2000 and 1999, respectively. This decrease in income is primarily attributable to an increase in total expenses and a decrease in total revenues. The increase in total expenses is due to an increase in depreciation expense and general and administrative expense. The increase in depreciation expense is due to depreciable assets being placed into service over the past year at the Partnership's properties. The increase in general and administrative expense is due to an increase in Partnership management fees. The decrease in total revenues is primarily attributable to the casualty gain recognized in 1999 relating to the two fires at Fairway View I (see discussion below) which was partially offset by increased rental income and other income. Rental income increased primarily due to increased occupancy and decreased concessions at Colony at Kenilworth. Other income increased primarily due to increased laundry income at Place du Plantier and Fairway View I.

Included in general and administrative expense for the three months ended March 31, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the first quarter of 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased income before the cumulative effect of the accounting change for the first quarter of 1999 by approximately $21,000 ($0.19 per limited partnership unit). The cumulative effect adjustment of approximately $302,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in net income for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

In November 1998, a fire at Fairway View I caused an estimated $191,000 of damage to the property of which approximately $186,000 was covered by insurance. As of March 31, 1999, approximately $76,000 of insurance proceeds relating to this event have been received. In January 1999, a second fire at Fairway View I caused an estimated $448,000 of damage to the property of which approximately $443,000 was covered by insurance. As of March 31, 1999, approximately $237,000 of insurance proceeds, net of expenses, relating to this event had been received. These fires damaged 19 units and construction was completed during the fourth quarter of 1999. In addition, Panorama Terrace and Ski Lodge received insurance proceeds, net of expenses, during the three months ended March 31, 1999 of approximately $30,000 for storm and wind damage. During the three months ended March 31, 1999, a casualty gain of approximately $273,000 was recognized consisting of net proceeds discussed above and the write-off of undepreciated assets damaged during the casualties of approximately $70,000.

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

Capital Resources and Liquidity

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $1,313,000 as compared to approximately $1,983,000 at March 31, 1999. For the three months ended March 31, 2000, cash and cash equivalents decreased by approximately $1,225,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $625,000 of cash used in financing activities, approximately $467,000 of cash used in investing activities, and approximately $133,000 of cash used in operating activities. Cash used in financing activities consists of distributions to the partners. Cash used in investing activities consists of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in a money market account.

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

Ski Lodge Apartments

Approximately $201,000 has been budgeted for 2000 for capital improvements at Ski Lodge Apartments consisting primarily of carpet replacement, appliance replacements, wall coverings, parking lot improvements, and HVAC upgrades. The Partnership completed approximately $67,000 in capital expenditures at Ski Lodge Apartments as of March 31, 2000, consisting primarily of interior decorating, appliance replacements, plumbing fixture replacements, and floor covering replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Panorama Terrace II Apartments

Approximately $49,000 has been budgeted for 2000 for capital improvements at Panorama Terrace II Apartments consisting primarily of floor covering replacements, structural improvements, and appliance replacements. The Partnership completed approximately $24,000 in capital expenditures at Panorama Terrace II Apartments as of March 31, 2000, consisting primarily of floor covering replacements, plumbing fixture replacement, and other building improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Place du Plantier Apartments

Approximately $112,000 has been budgeted for 2000 for capital improvements at Place du Plantier Apartments consisting primarily of floor covering replacements, appliance replacements, plumbing replacements, and structural improvements. The Partnership completed approximately $24,000 in capital expenditures at Place du Plantier Apartments as of March 31, 2000, consisting primarily of light fixture replacements, floor covering replacements, office equipment, and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway View I Apartments

Approximately $102,000 has been budgeted for 2000 for capital improvements at Fairway View I Apartments consisting primarily of floor covering replacements, appliance replacements, HVAC upgrades, plumbing enhancements, and structural improvements. The Partnership completed approximately $26,000 in capital expenditures at Fairway View I Apartments as of March 31, 2000, consisting primarily of building improvements, HVAC upgrades, office equipment, floor covering replacements, and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Colony at Kenilworth Apartments

Approximately $539,000 has been budgeted for 2000 for capital improvements at Colony at Kenilworth Apartments consisting primarily of roof replacement, floor covering replacements, appliance replacements, lighting upgrades, other building improvements, and wall coverings. The Partnership completed approximately $54,000 in capital expenditures at Colony at Kenilworth Apartments as of March 31, 2000, consisting primarily of building improvements, floor covering replacements, and roof replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Alpine Village Apartments

Approximately $160,000 has been budgeted for 2000 for capital improvements at Alpine Village Apartments consisting primarily of appliance replacements, plumbing improvements, other building improvements, and floor covering replacements. The Partnership completed approximately $56,000 in capital expenditures at Alpine Village Apartments as of March 31, 2000, consisting primarily of floor covering replacements, plumbing improvements, and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

During the three months ended March 31, 2000, the Partnership distributed cash from operations of approximately $625,000 (approximately $619,000 to the limited partners, $5.65 per limited partnership unit) to the partners. No distributions were made during the three month period ending March 31, 1999. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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