Form 10QSB
period 2000-06-30
NATIONAL PROPERTY INVESTORS 6
filed 2000-08-10
CIK 708870

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $  425
   Receivables and deposits                                                     917
   Restricted escrows                                                           368
   Other assets                                                                 647
   Investment properties:
       Land                                                  $  4,349
       Buildings and related personal property                 66,708
                                                               71,057
       Less accumulated depreciation                          (48,893)       22,164
                                                                           $ 24,521

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                          $   94
   Tenant security deposit liabilities                                          256
   Accrued property taxes                                                       184
   Other liabilities                                                            430
   Mortgage notes payable                                                    26,135

Partners' Deficit

   General partner                                            $  (574)
   Limited partners (109,600 units
      issued and outstanding)                                  (2,004)       (2,578)
                                                                           $ 24,521

                   See Accompanying Notes to Financial Statements

b)

                           NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                          2000         1999         2000        1999
Revenues:                                           (Restated)               (Restated)
  Rental income                         $ 2,646       $ 2,574     $ 5,289     $ 5,119
  Other income                              254           172         433         332
  Casualty gain                              --            --          --         273
    Total revenues                        2,900         2,746       5,722       5,724

Expenses:
  Operating                               1,006         1,068       2,090       2,129
  Interest                                  514           514       1,029       1,029
  Depreciation                              884           721       1,720       1,457
  General and administrative                231            65         366         158
  Property taxes                            137           125         283         271
    Total expenses                        2,772         2,493       5,488       5,044

Income before cumulative effect
  of a change in accounting
  principle                                 128           253         234         680
Cumulative effect on prior years
  of change in accounting for the
  cost of exterior painting and
  major landscaping                          --            --          --         302

Net income                               $  128         $ 253       $ 234       $ 982

Net income allocated to general
  partner (1%)                            $   1           $ 3         $ 2        $ 10
Net income allocated to limited
  partners (99%)                            127           250         232         972

                                         $  128         $ 253       $ 234       $ 982
Per limited partnership unit:
  Income before cumulative effect
   of a change in accounting
   principle                             $ 1.16       $ 2.28       $ 2.12      $ 6.14
  Cumulative effect on prior
   years of a change in accounting
   for the cost of exterior
   painting and major landscaping            --            --          --        2.73

Net income                               $ 1.16       $ 2.28       $ 2.12      $ 8.87

Distribution per limited

  partnership unit                      $ 12.70        $ --       $ 18.35       $ --


                   See Accompanying Notes to Financial Statements

c)

                           NATIONAL PROPERTY INVESTORS 6

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions       109,600       $   1      $54,800      $54,801

Partners' deficit at

   December 31, 1999                 109,600      $ (556)     $ (225)      $ (781)

Distributions to partners                 --         (20)      (2,011)      (2,031)

Net income for the six months
   ended June 30, 2000                    --           2          232          234

Partners' deficit at

   June 30, 2000                     109,600      $ (574)     $(2,004)     $(2,578)

                   See Accompanying Notes to Financial Statements

d)

                           NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:                                      (Restated)
  Net income                                                     $ 234        $  982
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation                                                   1,720        1,457
   Amortization of loan costs                                        71           71
   Casualty gain                                                     --         (273)
   Cumulative effect on prior years of change in
      accounting principle                                           --         (302)
   Change in accounts:
      Receivables and deposits                                     (555)        (358)
      Other assets                                                   71           19
      Accounts payable                                              (34)        (236)
      Tenant security deposit liabilities                            17            3
      Accrued property taxes                                          1           60
      Payable to affiliate                                         (916)          --
      Other liabilities                                             (32)          67
       Net cash provided by operating activities                    577        1,490

Cash flows from investing activities:

  Property improvements and replacements                           (597)      (1,845)
  Net (deposit to) withdrawals from restricted escrows              (62)         271
  Net insurance proceeds received                                    --          343
       Net cash used in investing activities                       (659)      (1,231)

Cash flows used in financing activities:

  Distributions to partners                                      (2,031)          --

Net (decrease) increase in cash and cash equivalents             (2,113)         259

Cash and cash equivalents at beginning of period                  2,538        1,501

Cash and cash equivalents at end of period                       $ 425       $ 1,760

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 958        $ 958

At December 31, 1999 approximately $101,000 of property improvements and replacements were included in accounts payable.

                   See Accompanying Notes to Financial Statements

e)

                           NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the three and six month periods ended June 30, 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment increased income before the cumulative effect of the accounting change for the three and six month periods ended June 30, 1999 by approximately $118,000 ($1.07 per limited partnership unit) and approximately $97,000 ($0.88 per limited partnership unit), respectively. The cumulative effect adjustment of approximately $302,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in net income for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

The following transactions with affiliates of the Managing General Partner were incurred during the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $289      $274
 Reimbursement for services of affiliates (included in
   investment properties, operating and general and
   administrative expenses)                                        130       185
 Non accountable reimbursements (included in general and
   administrative expenses)                                        150        --
 Partnership management fee (included in general and
   administrative expenses)                                         35        --

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $289,000 and $274,000 for the six months ended June 30, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $130,000 and $185,000 for the six months ended June 30, 2000 and 1999, respectively.

Also, for services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received $150,000 during the six months ended June 30, 2000. No such reimbursements were earned during the six months ended June 30, 1999.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $35,000 of fees have been paid in conjunction with the operating distributions made during the six months ended June 30, 2000. No such fee was paid during the six months ended June 30, 1999, as no operating distributions were made during this period.

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

AIMCO and its affiliates currently own 64,116 limited partnership units in the Partnership representing 58.50% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 58.50% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, the affiliate is required to vote its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

Note D - Casualty Events

In November 1998, a fire at Fairway View I caused an estimated $191,000 of damage to the property of which approximately $186,000 was covered by insurance. As of June 30, 1999, approximately $76,000 of insurance proceeds relating to this event had been received and the remaining proceeds were received during the second half of 1999. In January 1999, a second fire at Fairway View I caused an estimated $448,000 of damage to the property of which approximately $443,000 was covered by insurance. As of June 30, 1999, approximately $267,000 of insurance proceeds, net of expenses, relating to this event had been received. These fires damaged 19 units and construction was completed during the fourth quarter of 1999. During the six months ended June 30, 1999, a casualty gain of approximately $273,000 was recognized consisting of the net proceeds discussed above and the write-off of undepreciated assets damaged during the casualties of approximately $70,000.

Note E - Distributions

During the six months ended June 30, 2000, the Partnership distributed cash from operations of approximately $2,031,000 (approximately $2,011,000 to the limited partners, $18.35 per limited partnership unit) to the partners. No distributions were made during the six month period ending June 30, 1999.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

      Three Months Ended June 30, 2000         Residential     Other      Totals

Rental income                                    $ 2,646       $   --    $ 2,646
Other income                                         253            1        254
Interest expense                                     514           --        514
Depreciation                                         884           --        884
General and administrative expense                    --          231        231
Segment profit (loss)                                358         (230)       128


       Six Months Ended June 30, 2000          Residential     Other      Totals

Rental income                                    $ 5,289       $   --    $ 5,289
Other income                                         430            3        433
Interest expense                                   1,029           --      1,029
Depreciation                                       1,720           --      1,720
General and administrative expense                    --          366        366
Segment profit (loss)                                597         (363)       234
Total assets                                      24,457           64     24,521
Capital expenditures for investment
  properties                                         496           --        496


      Three Months Ended June 30, 1999         Residential    Other      Totals
                                                           (Restated)
Rental income                                    $ 2,574       $  --     $ 2,574
Other income                                         167           5         172
Interest expense                                     514          --         514
Depreciation                                         721          --         721
General and administrative expense                    --          65          65
Segment profit (loss)                                313         (60)        253

      Six Months Ended June 30, 1999         Residential     Other      Totals
                                                          (Restated)
Rental income                                   $ 5,119       $   --    $ 5,119
Other income                                        317           15        332
Casualty gain                                       273           --        273
Interest expense                                  1,029           --      1,029
Depreciation                                      1,457           --      1,457
General and administrative expense                   --          158        158
Cumulative effect on prior years of
  change in accounting principle                    302           --        302
Segment profit (loss)                             1,125         (143)       982
Total assets                                     26,802          130     26,932
Capital expenditures for investment
  properties                                       1,845          --       1,845


Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note H - Subsequent Event

Subsequent to June 30, 2000, the Partnership distributed cash from operations of approximately $196,000 (approximately $182,000 to the limited partners, $1.66 per limited partnership unit) to the partners.

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      Ski Lodge Apartments                          91%        94%
         Montgomery, Alabama (1)
      Panorama Terrace II Apartments                94%        95%
         Birmingham, Alabama
      Place du Plantier Apartments                  91%        93%
         Baton Rouge, Louisiana
      Fairway View Apartments                       95%        98%
         Baton Rouge, Louisiana (2)
      Colony at Kenilworth Apartments               96%        90%
         Towson, Maryland (3)
      Alpine Village Apartments                     96%        96%
         Birmingham, Alabama

(1) The Managing General Partner attributes the decrease in occupancy to a weakened local market.

(2) The Managing General Partner attributes the decrease in occupancy to students moving out during the summer school session. In the prior year, this seasonality effect was mitigated by a major employer using the property for their summer interns.

(3) The Managing General Partner attributes the increase in occupancy to improved marketing efforts and a strong local economy.

Results of Operations

The Partnership's net income for the six months ended June 30, 2000 was approximately $234,000 compared to net income of approximately $982,000 for the comparable period in 1999. The Partnership's net income for the three months ended June 30, 2000, was approximately $128,000 compared to net income of approximately $253,000 for the three months ended June 30, 1999. The decrease in net income for the six months ended June 30, 2000 is primarily attributable to the cumulative effect on prior years of a change in accounting principle and casualty gain, which were both recognized during the first quarter of 1999. Income before the cumulative effect on prior years of a change in accounting principle was approximately $234,000 and $680,000 for the six months ended June 30, 2000 and 1999, respectively. This decrease in income before the cumulative effect on prior years of a change in accounting principle for the six months ended June 30, 2000 is primarily attributable to an increase in total expenses. The decrease for the three month period was due to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses for both the three and six month periods ended June 30, 2000 is due to an increase in depreciation expense and general and administrative expense. The increase in depreciation expense is due to depreciable assets being placed into service over the past twelve months at the Partnership's properties. The increase in general and administrative expense is due to an increase in non-accountable reimbursements and Partnership management fees resulting from distributions made during the first and second quarter of 2000.

Included in general and administrative expense for the six months ended June 30, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

For the six months ended June 30, 2000, total revenues remained constant and the decrease in the casualty gain was offset by the increase in rental and other income. The casualty gain recognized during the six months ended June 30, 1999 is discussed below. For the three months ended June 30, 2000, total revenues increased due to increases in rental and other income. The increase in rental income is primarily due to an increase in the average rental rate at all of the Partnership's investment properties. The increase in other income is primarily due to an increase in miscellaneous income and late charges at Ski Lodge Apartments and Panorama Terrace II Apartments and telephone income at all of the Partnership's investment properties.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the three and six month periods ended June 30, 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment increased income before the cumulative effect of the accounting change for the three and six month periods ended June 30, 1999 by approximately $118,000 ($1.07 per limited partnership unit) and approximately $97,000 ($0.88 per limited partnership unit), respectively. The cumulative effect adjustment of approximately $302,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in net income for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

In November 1998, a fire at Fairway View I caused an estimated $191,000 of damage to the property of which approximately $186,000 was covered by insurance. As of June 30, 1999, approximately $76,000 of insurance proceeds relating to this event had been received and the remaining proceeds were received during the second half of 1999. In January 1999, a second fire at Fairway View I caused an estimated $448,000 of damage to the property of which approximately $443,000 was covered by insurance. As of June 30, 1999, approximately $267,000 of insurance proceeds, net of expenses, relating to this event had been received. These fires damaged 19 units and construction was completed during the fourth quarter of 1999. During the six months ended June 30, 1999, a casualty gain of approximately $273,000 was recognized consisting of the net proceeds discussed above and the write-off of undepreciated assets damaged during the casualties of approximately $70,000.

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

Capital Resources and Liquidity

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $425,000 as compared to approximately $1,760,000 at June 30, 1999. For the six months ended June 30, 2000, cash and cash equivalents decreased by approximately $2,113,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $2,031,000 of cash used in financing activities and approximately $659,000 of cash used in investing activities partially offset by approximately $577,000 of cash provided by operating activities. Cash used in financing activities consists of distributions to the partners. Cash used in investing activities consists of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in a money market account.

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

Ski Lodge Apartments

Approximately $201,000 has been budgeted for 2000 for capital improvements at Ski Lodge Apartments consisting primarily of carpet replacement, appliance replacements, wall coverings, parking lot improvements, and HVAC upgrades. The Partnership completed approximately $139,000 in capital expenditures at Ski Lodge Apartments as of June 30, 2000, consisting primarily of interior decorating, appliance replacements, plumbing fixture replacements, floor covering replacements, and HVAC upgrades. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Panorama Terrace II Apartments

Approximately $49,000 has been budgeted for 2000 for capital improvements at Panorama Terrace II Apartments consisting primarily of floor covering replacements, structural improvements, and appliance replacements. The Partnership completed approximately $34,000 in budgeted and unbudgeted capital expenditures at Panorama Terrace II Apartments as of June 30, 2000, consisting primarily of floor covering replacements, plumbing fixture replacement, and other building improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Place du Plantier Apartments

Approximately $112,000 has been budgeted for 2000 for capital improvements at Place du Plantier Apartments consisting primarily of floor covering replacements, appliance replacements, plumbing replacements, and structural improvements. The Partnership completed approximately $38,000 in capital expenditures at Place du Plantier Apartments as of June 30, 2000, consisting primarily of light fixture replacements, floor covering replacements, office equipment, and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway View I Apartments

Approximately $102,000 has been budgeted for 2000 for capital improvements at Fairway View I Apartments consisting primarily of floor covering replacements, appliance replacements, HVAC upgrades, plumbing enhancements, and structural improvements. The Partnership completed approximately $61,000 in capital expenditures at Fairway View I Apartments as of June 30, 2000, consisting primarily of building improvements, HVAC upgrades, office equipment, floor covering replacements, and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Colony at Kenilworth Apartments

Approximately $539,000 has been budgeted for 2000 for capital improvements at Colony at Kenilworth Apartments consisting primarily of roof replacement, floor covering replacements, appliance replacements, lighting upgrades, other building improvements, and wall coverings. The Partnership completed approximately $148,000 in capital expenditures at Colony at Kenilworth Apartments as of June 30, 2000, consisting primarily of building improvements, floor covering replacements, HVAC replacements, and roof replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Alpine Village Apartments

Approximately $160,000 has been budgeted for 2000 for capital improvements at Alpine Village Apartments consisting primarily of appliance replacements, plumbing improvements, other building improvements, and floor covering replacements. The Partnership completed approximately $76,000 in capital expenditures at Alpine Village Apartments as of June 30, 2000, consisting primarily of floor covering replacements, plumbing improvements, and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

During the six months ended June 30, 2000, the Partnership distributed cash from operations of approximately $2,031,000 (approximately $2,011,000 to the limited partners, $18.35 per limited partnership unit) to the partners. No distributions were made during the six month period ending June 30, 1999. Subsequent to June 30, 2000, the Partnership distributed cash from operations of approximately $196,000 (approximately $182,000 to the limited partners, $1.66 per limited partnership unit) to the partners. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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