Form 10QSB
period 2000-09-30
NATIONAL PROPERTY INVESTORS 6
filed 2000-11-14
CIK 708870

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

                 For the quarterly period ended September 30, 2000


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                           NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                 $  935
   Receivables and deposits                                                     847
   Restricted escrows                                                           320
   Other assets                                                                 803
   Investment properties:
       Land                                                  $  4,349
       Buildings and related personal property                 67,145
                                                               71,494
       Less accumulated depreciation                          (49,769)       21,725
                                                                           $ 24,630
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   92
   Tenant security deposit liabilities                                          282
   Accrued property taxes                                                       266
   Other liabilities                                                            551
   Mortgage notes payable                                                    26,135

Partners' Deficit
   General partner                                            $  (575)
   Limited partners (109,600 units
      issued and outstanding)                                  (2,121)       (2,696)
                                                                           $ 24,630

                   See Accompanying Notes to Financial Statements

b)

                           NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                          2000         1999         2000        1999
Revenues:                                           (Restated)               (Restated)
  Rental income                         $ 2,635       $ 2,613     $ 7,924     $ 7,732
  Other income                              264           170         697         502
  Casualty gain                              --            --          --         273
    Total revenues                        2,899         2,783       8,621       8,507

Expenses:
  Operating                               1,090         1,269       3,180       3,398
  Interest                                  510           515       1,539       1,544
  Depreciation                              876           748       2,596       2,205
  General and administrative                211            76         577         234
  Property taxes                            146           124         429         395
    Total expenses                        2,833         2,732       8,321       7,776

Income before cumulative effect
  of a change in accounting
  principle                                  66            51         300         731
Cumulative effect on prior years
  of change in accounting for the
  cost of exterior painting and
  major landscaping                          --            --          --         302

Net income                                $  66         $  51       $ 300     $ 1,033

Net income allocated to general
  partner (1%)                            $   1          $ --         $ 3        $ 10
Net income allocated to limited
  partners (99%)                             65            51         297       1,023

                                          $  66         $  51       $ 300     $ 1,033
Per limited partnership unit:
  Income before cumulative effect
   of a change in accounting
   principle                             $ 0.59       $ 0.46       $ 2.71      $ 6.60
  Cumulative effect on prior
   years of a change in accounting
   for the cost of exterior
   painting and major landscaping            --            --          --        2.73

Net income                               $ 0.59       $ 0.46       $ 2.71      $ 9.33

Distributions per limited
  partnership unit                       $ 1.66        $ --       $ 20.01       $ --

                   See Accompanying Notes to Financial Statements

c)

                           NATIONAL PROPERTY INVESTORS 6

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions       109,600       $   1      $54,800      $54,801

Partners' deficit at
   December 31, 1999                 109,600      $ (556)     $  (225)      $ (781)

Distributions to partners                 --         (22)      (2,193)      (2,215)

Net income for the nine months
   ended September 30, 2000               --           3          297          300

Partners' deficit at
   September 30, 2000                109,600      $ (575)     $(2,121)     $(2,696)

                   See Accompanying Notes to Financial Statements

d)

                           NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000        1999
Cash flows from operating activities:                                      (Restated)
  Net income                                                     $  300      $ 1,033
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                 2,596        2,205
     Amortization of loan costs                                     107          107
     Casualty gain                                                   --         (273)
     Cumulative effect on prior years of change in
       accounting principle                                          --         (302)
     Change in accounts:
       Receivables and deposits                                    (485)        (244)
       Other assets                                                (121)        (169)
       Accounts payable                                             (36)        (260)
       Tenant security deposit liabilities                           43           40
       Accrued property taxes                                        83          123
       Payable to affiliate                                        (916)          --
       Other liabilities                                             89           63
         Net cash provided by operating activities                1,660        2,323

Cash flows from investing activities:
  Property improvements and replacements                         (1,034)      (3,052)
  Net (deposit to) withdrawals from restricted escrows              (14)         636
  Net insurance proceeds received                                    --          343
         Net cash used in investing activities                   (1,048)      (2,073)

Cash flows used in financing activities:
  Distributions to partners                                      (2,215)          --

Net (decrease) increase in cash and cash equivalents             (1,603)         250

Cash and cash equivalents at beginning of period                  2,538        1,501

Cash and cash equivalents at end of period                       $  935      $ 1,751

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,437      $ 1,437

At December 31, 1999 approximately $101,000 of property improvements and replacements were included in accounts payable.

                   See Accompanying Notes to Financial Statements

e)

                           NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the three and nine month periods ended September 30, 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment increased income before the cumulative effect of the accounting change for the three and nine month periods ended September 30, 1999 by approximately $100,000 ($0.90 per limited partnership unit) and approximately $197,000 ($1.78 per limited partnership unit), respectively. The cumulative effect adjustment of approximately $302,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

The following transactions with affiliates of the Managing General Partner were incurred during the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $433      $414
 Reimbursement for services of affiliates (included in
   investment properties, operating and general and
   administrative expenses)                                        314       269
 Non accountable reimbursements (included in general and
   administrative expenses)                                        150        --
 Partnership management fee (included in general and
   administrative expenses)                                         46        --

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $433,000 and $414,000 for the nine months ended September 30, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $314,000 and $269,000 for the nine months ended September 30, 2000 and 1999, respectively. Approximately $98,000 of the 2000 expense was accrued at September 30, 2000 and paid in October 2000.

Also, for services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received $150,000 during the nine months ended September 30, 2000. No such reimbursements were earned during the nine months ended September 30, 1999.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $46,000 of fees have been paid in conjunction with the operating distributions made during the nine months ended September 30, 2000. No such fee was paid during the nine months ended September 30, 1999, as no operating distributions were made during this period.

In addition, approximately $916,000 of incentive management fees resulting from the sale of The Village Apartments in September 1998 were accrued and were previously included on the balance sheet as "payable to affiliate". These fees were payable to the Managing General Partner but were subordinate in payment to the limited partners receiving a cumulative preferred return specified in the partnership agreement. The limited partners received their cumulative preferred return with the February 2000 distribution and the Managing General Partner was paid the previously accrued incentive management fee.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 65,633 limited partnership units in the Partnership representing 59.884% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.884% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, the affiliate is required to vote its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each Unit acquired.

Note D - Casualty Events

In November 1998, a fire at Fairway View I caused an estimated $191,000 of damage to the property of which approximately $186,000 was covered by insurance. As of September 30, 1999, approximately $76,000 of insurance proceeds relating to this event had been received and the remaining proceeds were received during the fourth quarter of 1999. In January 1999, a second fire at Fairway View I caused an estimated $448,000 of damage to the property of which approximately $443,000 was covered by insurance. As of September 30, 1999, approximately $267,000 of insurance proceeds, net of expenses, relating to this event had been received. These fires damaged 19 units and construction was completed during the fourth quarter of 1999. During the nine months ended September 30, 1999, a casualty gain of approximately $273,000 was recognized consisting of the net proceeds discussed above and the write-off of undepreciated assets damaged during the casualties of approximately $70,000.

Note E - Distributions

During the nine months ended September 30, 2000, the Partnership distributed cash from operations of approximately $2,215,000 (approximately $2,193,000 to the limited partners, $20.01 per limited partnership unit) to the partners. No distributions were made during the nine month period ending September 30, 1999.

Subsequent to September 30, 2000, the Partnership distributed cash from operations of approximately $497,000 (approximately $492,000 to the limited partners, $4.49 per limited partnership unit) to the partners. In association with this distribution, the Managing General Partner was paid a Partnership management fee of approximately $45,000.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


    Three Months Ended September 30, 2000      Residential     Other      Totals

Rental income                                    $ 2,635       $   --    $ 2,635
Other income                                         263            1        264
Interest expense                                     510           --        510
Depreciation                                         876           --        876
General and administrative expense                    --          211        211
Segment profit (loss)                                276         (210)        66


    Nine Months Ended September 30, 2000       Residential     Other      Totals

Rental income                                    $ 7,924       $   --    $ 7,924
Other income                                         693            4        697
Interest expense                                   1,539           --      1,539
Depreciation                                       2,596           --      2,596
General and administrative expense                    --          577        577
Segment profit (loss)                                873         (573)       300
Total assets                                      24,204          426     24,630
Capital expenditures for investment
  properties                                         933           --        933


    Three Months Ended September 30, 1999      Residential    Other      Totals
                                                           (Restated)
Rental income                                    $ 2,613       $  --     $ 2,613
Other income                                         170          --         170
Interest expense                                     515          --         515
Depreciation                                         748          --         748
General and administrative expense                    --          76          76
Segment profit (loss)                                127         (76)         51


    Nine Months Ended September 30, 1999      Residential     Other      Totals
                                                           (Restated)
Rental income                                   $ 7,732       $   --    $ 7,732
Other income                                        487           15        502
Casualty gain                                       273           --        273
Interest expense                                  1,544           --      1,544
Depreciation                                      2,205           --      2,205
General and administrative expense                   --          234        234
Cumulative effect on prior years of
  change in accounting principle                    302           --        302
Segment profit (loss)                             1,252         (219)     1,033
Total assets                                     26,552          266     26,818
Capital expenditures for investment
  properties                                      3,052          --       3,052

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      Ski Lodge Apartments                          91%        94%
         Montgomery, Alabama (1)
      Panorama Terrace II Apartments                93%        94%
         Birmingham, Alabama
      Place du Plantier Apartments                  91%        93%
         Baton Rouge, Louisiana
      Fairway View Apartments                       95%        96%
         Baton Rouge, Louisiana
      Colony at Kenilworth Apartments               96%        92%
         Towson, Maryland (2)
      Alpine Village Apartments                     95%        96%
         Birmingham, Alabama

(1) The Managing General Partner attributes the decrease in occupancy to a weakened local market.

(2) The Managing General Partner attributes the increase in occupancy to improved marketing efforts and a strong local economy.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2000 was approximately $300,000 compared to net income of approximately $1,033,000 (as restated) for the comparable period in 1999. The Partnership's net income for the three months ended September 30, 2000, was approximately $66,000 compared to net income of approximately $51,000 (as restated) for the three months ended September 30, 1999. The decrease in net income for the nine months ended September 30, 2000 is primarily attributable to the cumulative effect on prior years of a change in accounting principle and casualty gain, which were both recognized during the first quarter of 1999. Income before the cumulative effect on prior years of a change in accounting principle was approximately $300,000 and $731,000 (as restated) for the nine months ended September 30, 2000 and 1999, respectively. The decrease in income before the cumulative effect on prior years of a change in accounting principle for the nine months ended September 30, 2000 is primarily attributable to an increase in total expenses partially offset by an increase in total revenues. The increase in income before the cumulative effect on prior years of a change in accounting principle for the three months ended September 30, 2000 is primarily attributable to an increase in total revenues partially offset by an increase in total expenses.

The increase in total expenses for both the three and nine month periods ended September 30, 2000 is due to an increase in depreciation and general and administrative expenses partially offset by a decrease in operating expense. The increase in depreciation expense is due to depreciable assets being placed into service over the past twelve months at the Partnership's properties. The increase in general and administrative expense is due to an increase in non-accountable reimbursements and Partnership management fees resulting from distributions made during 2000 as well as an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. The decrease in operating expense is primarily due to a decrease in contract yard and ground work at Ski Lodge Apartments, floor covering repairs at Colony at Kenilworth Apartments, Panarama Terrace II Apartments and Place du Plantier Apartments, and interior improvements at Ski Lodge Apartments and Panorama Terrace II Apartments.

Also included in general and administrative expense for the nine months ended September 30, 2000 and 1999 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

For the nine months ended September 30, 2000, total revenues increased due to an increase in rental and other income partially offset by a decrease in the casualty gain. The casualty gain recognized during the nine months ended September 30, 1999 is discussed below. For the three months ended September 30, 2000, total revenues increased due to increases in rental and other income. The increase in rental income primarily due to the increase in occupancy at Colony at Kenilworth Apartments and an increase in the average rental rates at all of the Partnership's properties partially offset by a decrease in occupancy at Ski Lodge Apartments. The increase in other income is primarily due to an increase in miscellaneous income at all properties, late fees at Ski Lodge Apartments, Panorama Terrace Apartments, and Alpine Village Apartments, utility reimbursements and telephone commissions at all the properties, and laundry income at Colony at Kenilworth Apartments.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the three and nine month periods ended September 30, 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment increased income before the cumulative effect of the accounting change for the three and nine month periods ended September 30, 1999 by approximately $100,000 ($0.90 per limited partnership unit) and approximately $197,000 ($1.78 per limited partnership unit), respectively. The cumulative effect adjustment of approximately $302,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

In November 1998, a fire at Fairway View I caused an estimated $191,000 of damage to the property of which approximately $186,000 was covered by insurance. As of September 30, 1999, approximately $76,000 of insurance proceeds relating to this event had been received and the remaining proceeds were received during the fourth quarter of 1999. In January 1999, a second fire at Fairway View I caused an estimated $448,000 of damage to the property of which approximately $443,000 was covered by insurance. As of September 30, 1999, approximately $267,000 of insurance proceeds, net of expenses, relating to this event had been received. These fires damaged 19 units and construction was completed during the fourth quarter of 1999. During the nine months ended September 30, 1999, a casualty gain of approximately $273,000 was recognized consisting of the net proceeds discussed above and the write-off of undepreciated assets damaged during the casualties of approximately $70,000.

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

Capital Resources and Liquidity

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $935,000 as compared to approximately $1,751,000 at September 30, 1999. For the nine months ended September 30, 2000, cash and cash equivalents decreased by approximately $1,603,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $2,215,000 of cash used in financing activities and approximately $1,048,000 of cash used in investing activities partially offset by approximately $1,660,000 of cash provided by operating activities. Cash used in financing activities consists of distributions to the partners. Cash used in investing activities consists of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in a money market account.

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

Ski Lodge Apartments

Approximately $208,000 has been budgeted for 2000 for capital improvements at Ski Lodge Apartments consisting primarily of carpet replacement, appliance replacements, wall coverings, parking lot improvements, and HVAC upgrades. The Partnership completed approximately $236,000 in budgeted and unbudgeted capital expenditures at Ski Lodge Apartments as of September 30, 2000, consisting primarily of interior decorating, appliance replacements, structural improvements, floor covering replacements, and HVAC upgrades. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Panorama Terrace II Apartments

Approximately $138,000 has been budgeted for 2000 for capital improvements at Panorama Terrace II Apartments consisting primarily of floor covering replacements, structural improvements, and appliance replacements. The Partnership completed approximately $78,000 in budgeted and unbudgeted capital expenditures at Panorama Terrace II Apartments as of September 30, 2000, consisting primarily of floor covering replacements, HVAC upgrades and structural improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Place du Plantier Apartments

Approximately $871,000 has been budgeted for 2000 for capital improvements at Place du Plantier Apartments consisting primarily of floor covering replacements, appliance replacements, plumbing replacements, and structural improvements. The Partnership completed approximately $70,000 in capital expenditures at Place du Plantier Apartments as of September 30, 2000, consisting primarily of light fixture replacements, floor covering replacements, and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway View I Apartments

Approximately $82,000 has been budgeted for 2000 for capital improvements at Fairway View I Apartments consisting primarily of floor covering replacements, appliance replacements, HVAC upgrades, plumbing enhancements, and structural improvements. The Partnership completed approximately $107,000 in budgeted and unbudgeted capital expenditures at Fairway View I Apartments as of September 30, 2000, consisting primarily of structural improvements, HVAC upgrades, floor covering replacements, and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Colony at Kenilworth Apartments

Approximately $583,000 has been budgeted for 2000 for capital improvements at Colony at Kenilworth Apartments consisting primarily of roof replacement, floor covering replacements, appliance replacements, lighting upgrades, other building improvements, and wall coverings. The Partnership completed approximately $316,000 in capital expenditures at Colony at Kenilworth Apartments as of September 30, 2000, consisting primarily of lighting upgrades, structural improvements, floor covering replacements, HVAC replacements, and roof replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Alpine Village Apartments

Approximately $138,000 has been budgeted for 2000 for capital improvements at Alpine Village Apartments consisting primarily of appliance replacements, plumbing improvements, other building improvements, and floor covering replacements. The Partnership completed approximately $126,000 in budgeted and unbudgeted capital expenditures at Alpine Village Apartments as of September 30, 2000, consisting primarily of floor covering replacements, plumbing improvements, structural improvements, furniture and fixtures, and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

During the nine months ended September 30, 2000, the Partnership distributed cash from operations of approximately $2,215,000 (approximately $2,193,000 to the limited partners, $20.01 per limited partnership unit) to the partners. No distributions were made during the nine month period ending September 30, 1999. Subsequent to September 30, 2000, the Partnership distributed cash from operations of approximately $497,000 (approximately $492,000 to the limited partners, $4.49 per limited partnership unit) to the partners. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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