Form 10KSB
period 2000-12-31
NATIONAL PROPERTY INVESTORS 6
filed 2001-03-30
CIK 708870

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $11,496,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

Item 1.     Description of Business

National Property Investors 6 (the "Partnership" or "Registrant") is a California limited partnership formed on October 15, 1982. The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"). Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO (see "Transfer of Control" below). The partnership agreement provides that the Partnership is to terminate on December 31, 2006, unless terminated prior to such date.

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

The Partnership has no full time employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. These services were provided by an affiliate of the Managing General Partner for the years ended December 31, 2000 and 1999.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

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

                         Gross
                        Carrying   Accumulated                             Federal
Properties                Value    Depreciation     Rate      Method      Tax Basis
                             (in thousands)                            (in thousands)

Ski Lodge                $16,025     $12,292     5-27.5 yrs    S/L         $ 2,423
Panorama Terrace II        4,928       3,393     5-27.5 yrs    S/L           1,268
Place du Plantier         11,302       8,039     5-27.5 yrs    S/L           2,508
Fairway View I            10,355       6,989     5-27.5 yrs    S/L           2,176
Colony at Kenilworth      23,817      16,057     5-27.5 yrs    S/L           5,181
Alpine Village             5,834       3,887     5-27.5 yrs    S/L           1,649
        Totals           $72,261     $50,657                               $15,205

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note J - Change in Accounting Principle".

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                        Principal
                          Balance At      Stated                             Balance
                         December 31,    Interest    Period    Maturity       Due At
Properties                   2000          Rate    Amortized     Date      Maturity (2)
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

(1)   Loan requires payments of interest only.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for each property:

                                      Average Annual             Average Annual
                                       Rental Rates                 Occupancy
                                        (per unit)
Properties                         2000            1999         2000        1999

Ski Lodge                         $5,283          $5,247         92%         93%
Panorama Terrace II                6,317           6,003         92%         94%
Place du Plantier                  6,907           6,691         93%         94%
Fairway View I                     6,980           6,752         95%         95%
Colony at Kenilworth               9,320           9,030         96%         94%
Alpine Village                     6,325           6,174         93%         95%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                                2000            2000
                                               Billing          Rate
                                           (in thousands)

       Ski Lodge                                $ 93            3.45%
       Panorama Terrace II                        40            7.26%
       Place du Plantier                          42            9.80%
       Fairway View I                             52            9.80%
       Colony at Kenilworth                      254            4.79%
       Alpine Village                             50            7.26%

Capital Improvements

Ski Lodge Apartments

The Partnership completed approximately $341,000 in capital expenditures at Ski Lodge Apartments as of December 31, 2000, consisting primarily of floor covering replacements, HVAC replacements, appliances, interior decoration, wall covering, major landscaping, structural improvements, and plumbing improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $143,550. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Panorama Terrace II Apartments

The Partnership completed approximately $257,000 in capital expenditures at Panorama Terrace II Apartments as of December 31, 2000, consisting primarily of building sub-structure and plumbing improvements, HVAC replacements, and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $31,900. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Place du Plantier Apartments

The Partnership completed approximately $101,000 in capital expenditures at Place du Plantier Apartments as of December 31, 2000, consisting primarily of air conditioning replacements, floor covering, appliance and light fixture replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $73,700. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway View I Apartments

The Partnership completed approximately $196,000 in capital expenditures at Fairway View I Apartments as of December 31, 2000, consisting primarily of HVAC replacements, clubhouse renovations, appliance replacements, structural improvements, and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $66,550. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Colony at Kenilworth Apartments

The Partnership completed approximately $591,000 in capital expenditures at Colony at Kenilworth Apartments as of December 31, 2000, consisting primarily of HVAC, appliances, maintenance equipment, and floor covering replacements and miscellaneous and building improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $105,325. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Alpine Village Apartments

The Partnership completed approximately $214,000 in capital expenditures at Alpine Village Apartments as of December 31, 2000, consisting primarily of floor covering and appliance replacements, plumbing improvements, air conditioning upgrades, furniture and fixtures and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $44,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is a party to certain legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business and none of which are expected to have a material adverse effect on the financial condition or results of operations of the Partnership.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2000.


                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 109,600 Limited Partnership Units aggregating $54,800,000. As of December 31, 2000, the Partnership had 109,600 units outstanding held by 2,290 limited partners of record. Affiliates of the Managing General Partner owned 70,618 units or 64.432% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 and subsequent to December 31, 2000:

                                                Distributions
                                                           Per Limited
                                      Aggregate (1)      Partnership Unit
                                      (in thousands)

       01/01/99 - 12/31/99              $    --               $   --
       01/01/00 - 12/31/00                2,711                24.49
      Subsequent to 12/31/00                643                 5.81

(1)   Consist of cash from operations.

The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the year 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 70,618 limited partnership units in the Partnership representing 64.432% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.432% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, the affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner) (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each Unit acquired.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2000, was approximately $463,000 compared to net income of approximately $1,349,000 for the year ended December 31, 1999. The decrease in net income for the year ended December 31, 2000, is primarily attributable to the cumulative effect on prior years of a change in accounting principle of approximately $302,000 as discussed below and a casualty gain of approximately $395,000 which were recognized during 1999. Income before the cumulative effect on prior years of a change in accounting principle was approximately $463,000 and $1,047,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in income before the cumulative effect on prior years of a change in accounting principle for the year ended December 31, 2000 is primarily attributable to an increase in total expenses partially offset by an increase in total revenues excluding the casualty gain mentioned above.

The increase in total revenues, excluding the casualty gain, is due to increases in rental and other income. The increase in rental income is primarily due to an increase in the average rental rates at all of the Partnership's investment properties which more than offset the decreases in average occupancy rates at four of the investment properties. The increase in other income is primarily due to increases in telephone and laundry income at all of the investment properties, late charges at Ski Lodge Apartments, Panorama Terrace II Apartments, Fairway View I Apartments and Alpine Village Apartments, cable television charges at Ski Lodge Apartments, Panorama Terrace II Apartments and Colony at Kenilworth Apartments and cleaning and damage charges at Colony at Kenilworth Apartments. Other income also increased due to an increase in interest income as a result of higher average cash balances held in interest bearing accounts.

The increase in total expenses is due to an increase in general and administrative expense and depreciation expense partially offset by a decrease in operating expense. The increase in general and administrative expense is due to an increase in non-accountable reimbursements and Partnership management fees resulting from distributions of operating cash made during 2000 as required by the Partnership Agreement in addition to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. The increase in depreciation expense is the result of fixed assets placed into service during the past two years that are now being depreciated. The decrease in operating expense is primarily due to a decrease in maintenance expense partially offset by an increase in property expense. The decrease in maintenance expense is primarily attributable to a decrease in contract yard and ground work at Ski Lodge Apartments, Place du Plantier Apartments, Colony at Kenilworth Apartments, and Alpine Village Apartments, floor covering repairs at all of the investment properties except Fairway View I Apartments and interior improvements at all of the investment properties. The increase in property expense is attributable to an increase in contract courtesy patrol at Ski Lodge Apartments, Place du Plantier Apartments, Fairway View I Apartments, and Colony at Kenilworth Apartments, and an increase in employee salaries and employee related expense at all of the investment properties.

Also included in general and administrative expense for the years ended December 31, 2000 and 1999 are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $963,000 as compared to approximately $2,538,000 at December 31, 1999. For the year ended December 31, 2000, cash and cash equivalents decreased by approximately $1,575,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $1,776,000 of cash used in investing activities and approximately $2,711,000 used in financing activities partially offset by approximately $2,912,000 of cash provided by operating activities. Cash used in investing activities consists primarily of property improvements and replacements and net deposits to restricted escrows maintained by mortgage lenders. Cash used in financing activities consisted of distributions to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $465,025. Additional improvements may be considered and will depend on the physical condition of the property, as well as replacement reserves and anticipated cash flow generated by each property. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

During the year ended December 31, 2000, the Partnership distributed approximately $2,711,000 (approximately $2,684,000 to the limited partners or $24.49 per limited partnership unit) to the partners from operations. Subsequent to December 31, 2000, the Partnership distributed cash from operations of approximately $643,000 (approximately $637,000 to the limited partners or $5.81 per limited partnership unit) to the partners. There were no distributions for the year ended December 31, 1999. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the year 2001 or subsequent periods.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of NPI Equity (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 70,618 limited partnership units in the Partnership representing 64.432% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.432% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, the affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner) (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each Unit acquired.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS 6

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2000

      Statements of Operations - Years ended December 31, 2000 and 1999

      Statements of Changes in Partners' Deficit - Years ended December 31, 2000 and 1999

      Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 6


We have audited the accompanying balance sheet of National Property Investors 6 as of December 31, 2000, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 6 at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note J to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 2, 2001

                           NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                 $   963
   Receivables and deposits                                                      667
   Restricted escrows                                                            367
   Other assets                                                                  670
   Investment properties (Notes C and F):
      Land                                                    $  4,349
      Buildings and related personal property                   67,912
                                                                72,261
      Less accumulated depreciation                            (50,657)       21,604
                                                                            $ 24,271
Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                       $   270
      Tenant security deposits payable                                           278
      Accrued property taxes                                                     142
      Other liabilities                                                          475
      Mortgage notes payable (Note C)                                         26,135

Partners' Deficit
   General partner                                             $  (578)
   Limited partners (109,600 units issued and
      outstanding)                                              (2,451)       (3,029)
                                                                            $ 24,271

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
   Rental income                                            $10,571       $10,417
   Other income                                                 925           682
   Casualty gain (Note G)                                        --           395
      Total revenues                                         11,496        11,494

Expenses:
   Operating                                                  4,195         4,388
   General and administrative                                   747           358
   Depreciation                                               3,484         3,119
   Interest                                                   2,059         2,058
   Property taxes                                               548           524
      Total expenses                                         11,033        10,447

Income before cumulative effect of a change in
   accounting principle                                         463         1,047
Cumulative effect on prior years of a change in
   accounting for the cost of exterior painting and
   major landscaping (Note J)                                    --           302

Net income (Note D)                                          $  463       $ 1,349

Net income allocated to general partner (1%)                 $    5          $ 13
Net income allocated to limited partners (99%)                  458         1,336

                                                             $  463       $ 1,349
Per limited partnership unit:
   Income before cumulative effect on a change in
      accounting principle                                   $ 4.18       $  9.46
   Cumulative effect on prior years of a change in
      accounting for the cost of painting and major
      landscaping                                                --          2.73

Net income                                                   $ 4.18       $ 12.19

Distributions per limited partnership unit                  $ 24.49        $   --


                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 6

                     STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions         109,600        $    1     $ 54,800    $ 54,801

Partners' deficit at
  December 31, 1998                    109,600        $ (569)    $ (1,561)   $ (2,130)

Net income for the year ended
  December 31, 1999                         --             13       1,336       1,349

Partners' deficit at
  December 31, 1999                    109,600           (556)       (225)       (781)

Distribution to partners                    --            (27)     (2,684)     (2,711)

Net income for the year ended
  December 31, 2000                         --              5         458         463

Partners' deficit at
  December 31, 2000                    109,600        $ (578)    $ (2,451)   $ (3,029)

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                             Years Ended December 31,
                                                                 2000         1999
Cash flows from operating activities:
  Net income                                                     $  463      $ 1,349
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation                                                   3,484        3,119
   Amortization of loan costs                                       149          142
   Cumulative effect on prior years of change in
      accounting principle                                           --         (302)
   Casualty gain                                                     --         (395)
   Change in accounts:
      Receivables and deposits                                     (305)         153
      Other assets                                                  (30)         (76)
      Accounts payable                                               56          (93)
      Tenant security deposits payable                               39           32
      Accrued property taxes                                        (41)          53
      Payable to affiliates                                        (916)          --
      Other liabilities                                              13          116

          Net cash provided by operating activities               2,912        4,098

Cash flows from investing activities:
  Net (deposits to) withdrawals from restricted escrows             (61)         663
  Property improvements and replacements                         (1,715)      (4,209)
  Net insurance proceeds                                             --          485

          Net cash used in investing activities                  (1,776)      (3,061)

Cash flows used in financing activities:
  Distributions paid                                             (2,711)          --

Net (decrease) increase in cash and cash equivalents             (1,575)       1,037

Cash and cash equivalents at beginning of year                    2,538        1,501

Cash and cash equivalents at end of year                        $   963      $ 2,538

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,916      $ 1,916

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                      $    86        $ 101

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization

National Property Investors 6 (the "Partnership" or "Registrant") is a California limited partnership formed on October 15, 1982. The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"). Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO (see "Transfer of Control" below). The partnership agreement provides that the Partnership is to terminate on December 31, 2006, unless terminated prior to such date.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $711,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (see "Note J").

Loan Costs

Loan costs of approximately $1,003,000, less accumulated amortization of approximately $587,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Investment Properties

Investment properties consist of six apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2000 and 1999.

Replacement Reserve Escrow

The Partnership maintains replacement reserve escrows at each of its properties to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note documents. As of December 31, 2000, the balance in these accounts are approximately $367,000.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Advertising Costs

Advertising costs of approximately $146,000 in 2000 and approximately $166,000 in 1999 were charged to expense as incurred and are included in operating expenses.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                          Principal      Monthly                           Principal
                          Balance At     Payment    Stated                  Balance
                         December 31,   Interest   Interest   Maturity      Due At
                             2000         Only       Rate       Date       Maturity
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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                               2001             $    --
                               2002                  --
                               2003              26,135
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

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                  December 31,
                                               2000         1999
Net income as reported                        $  463      $ 1,349
Add (deduct):
   Depreciation differences                      905          559
   Prepaid rent                                   11         (77)
   Subordinate incentive fee                    (916)          --
   Other                                           5          171
Federal taxable income                        $  468      $ 2,002
Federal taxable income per limited
   partnership unit                           $ 4.23      $ 18.08

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                       $(3,029)
Land and buildings                                 (2,078)
Accumulated depreciation                           (4,321)
Syndication and distribution costs                  6,295
Prepaid rent                                           38
Other                                                 372

Net liabilities - tax basis                       $(2,723)


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

The following payments were accrued or paid to the Managing General Partner and affiliates of the Managing General Partner during each of the years ended December 31, 2000 and 1999:

                                                         2000       1999
                                                         (in thousands)
Property management fees (included in operating
  expenses)                                              $580       $556
Reimbursement for services of affiliates
  (included in operating, general and
  administrative expenses, and investment
  properties)                                             532        354
Partnership management fee (included in general
  and administrative expenses)                             91         --
Non-accountable reimbursement (included in general
  and administrative expenses)                            150         --

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $580,000 and $556,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $532,000 and $354,000 for the years ended December 31, 2000 and 1999, respectively. Included in "Reimbursements for services of affiliates" for the years ended December 31, 2000 and 1999 is approximately $140,000 and $115,000, respectively, in reimbursements for construction oversight costs.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $91,000 of fees were paid in 2000 in conjunction with the operating distributions made during the year ended December 31, 2000. No such fee was earned in 1999.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received $150,000 during the year ended December 31, 2000. No such fee was earned in 1999.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. With the sale of The Village Apartments in 1998, an incentive management fee of approximately $916,000 was accrued and was previously included on the balance sheet as "Payable to Affiliate". The limited partners received their aforementioned cumulative preferred return with the February 2000 distribution and the Managing General Partner was paid the previously accrued incentive management fee.

NPI Equity is entitled to receive 1% of distributions of cash from operations and an allocation of 1% of the net income or loss of the Partnership. NPI Equity received distributions of $27,000 for the year ended December 31, 2000. No such distributions were received during the year ended December 31, 1999.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 70,618 limited partnership units in the Partnership representing 64.432% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.432% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, the affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner) (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each Unit acquired.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of NPI Equity (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

Note F - Real Estate and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                         Buildings         Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description                 Encumbrances       Land      Property       Acquisition
                           (in thousands)                             (in thousands)
Ski Lodge                     $ 6,800         $  672      $11,587         $ 3,766
Panorama Terrace II             1,450            323        2,972           1,633
Place du Plantier               3,800            840        7,773           2,689
Fairway View I                  4,000            762        7,048           2,545
Colony at Kenilworth            7,985          1,306       13,187           9,324
Alpine Village                  2,100            359        3,515           1,960

                              $26,135        $ 4,262      $46,082         $21,917


                      Gross Amount At Which
                             Carried
                       At December 31, 2000
                          (in thousands)

                             Buildings
                             And Related
                              Personal          Accumulated    Year of      Date     Depreciable
Description           Land   Properties Total  Depreciation  Construction  Acquired  Life-Years
                                             (in thousands)
Ski Lodge            $ 676    $15,349   $16,025   $12,292       1977      07/84    5-27.5
Panorama Terrace II    330      4,598     4,928     3,393       1973      10/84    5-27.5
Place du Plantier      844    10,458     11,302     8,039       1974      05/84    5-27.5
Fairway View I         767     9,588     10,355     6,989       1974      05/84    5-27.5
Colony at Kenilworth 1,366    22,451     23,817    16,057       1967      03/84    5-27.5
Alpine Village         366     5,468      5,834     3,887       1972      10/84    5-27.5

      Totals        $4,349   $67,912   $72,261   $50,657

Reconciliation of Real Estate and Accumulated Depreciation:

                                                      December 31,
                                                    2000         1999
                                                     (in thousands)
Real Estate
Balance at beginning of year                      $70,561      $66,540
  Property improvements and replacements            1,700        4,079
  Disposals of investment property                     --         (360)
  Cumulative effect on prior years of a
   change in accounting principle                      --          302
Balance at end of year                            $72,261      $70,561

Accumulated Depreciation
Balance at beginning of year                      $47,173      $44,324
  Additions charged to expense                      3,484        3,119
  Disposals of investment property                     --         (270)
Balance at end of year                            $50,657      $47,173

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $70,183,000 and $68,422,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $54,978,000 and $52,399,000, respectively.

Note G - Casualty Events

In November 1998, a fire at Fairway View I caused an estimated $191,000 of damage to the property of which approximately $186,000 was covered by insurance. As of December 31, 1999, all insurance proceeds relating to this event had been received. In January 1999, a second fire at Fairway View I caused an estimated $448,000 of damage to the property of which approximately $299,000 was covered by insurance. As of December 31, 1999, all insurance proceeds relating to this fire event had been received. These fires damaged 19 units and construction was completed during the fourth quarter of 1999. In relation to the two fires, approximately $90,000 has been written off for undepreciated assets that were damaged and the Partnership recognized a casualty gain of approximately $395,000 in 1999.

Note H - Distributions

During  the  year  ended   December  31,  2000,  the   Partnership   distributed
approximately $2,711,000 (approximately $2,684,000 to the limited partners, $24.49 per limited partnership unit) to the partners from operations. Subsequent to December 31, 2000, the Partnership distributed cash from operations of approximately $643,000 (approximately $637,000 to the limited partners or $5.81 per limited partnership unit) to the partners. There were no distributions for the year ended December 31, 1999.

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is a party to certain legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business and none of which are expected to have a material adverse effect on the financial condition or results of operations of the Partnership.


Note J - Change in Accounting Principle

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

The effect of the new method for each quarter of 1999 on net income and net income per limited partnership unit before the cumulative effect is as follows:

                         Increase/(decrease) in        Per limited
                               net income           partnership unit
                             (in thousands)
   First Quarter                  $(21)                  $(0.19)
   Second Quarter                  118                     1.07
   Third Quarter                   100                     0.90
   Fourth Quarter                  374                     3.38



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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $55,000 and non-audit services (principally tax-related) of approximately $28,000.

Item 10.    Executive Compensation

No  directors  or  officers  of  the  Managing   General  Partner  received  any
remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2000, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                           Number of Units      Percentage

           Insignia Properties, LP              48,033           43.825%
             (an affiliate of AIMCO)
           AIMCO Properties LP                  22,585           20.607%
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

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were accrued or paid to the Managing General Partner and affiliates of the Managing General Partner during each of the years ended December 31, 2000 and 1999:

                                                          2000       1999
                                                          (in thousands)
Property management fees                                  $580       $556
Reimbursement for services of affiliates                   532        354
Partnership management fee                                  91         --
Non-accountable reimbursement                              150         --

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $580,000 and $556,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $532,000 and $354,000 for the years ended December 31, 2000 and 1999, respectively. Included in "Reimbursements for services of affiliates" for the years ended December 31, 2000 and 1999, is approximately $140,000 and $115,000, respectively, in reimbursements for construction oversight costs.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $91,000 of fees were paid in 2000 in conjunction with the operating distributions made during the year ended December 31, 2000. No such fee was earned in 1999.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received $150,000 during the year ended December 31, 2000. No such fee was earned in 1999.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. With the sale of The Village Apartments in 1998, an incentive management fee of approximately $916,000 was accrued and was previously included on the balance sheet as "Payable to Affiliate". The limited partners received their aforementioned cumulative preferred return with the February 2000 distribution and the Managing General Partner was paid the previously accrued incentive management fee.

NPI Equity is entitled to receive 1% of distributions of cash from operations and an allocation of 1% of the net income or loss of the Partnership. NPI Equity received distributions of $27,000 for the year ended December 31, 2000. No such distributions were received during the year ended December 31, 1999.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 70,618 limited partnership units in the Partnership representing 64.432% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.432% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, the affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner) (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each Unit acquired.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of NPI Equity (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          None.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2000:

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