Form 10QSB
period 2001-03-31
NATIONAL PROPERTY INVESTORS 6
filed 2001-05-14
CIK 708870

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

                   For the quarterly period ended March 31, 2001


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                           NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $  788
   Receivables and deposits                                                     721
   Restricted escrows                                                           384
   Other assets                                                                 715
   Investment properties:
       Land                                                  $ 4,349
       Buildings and related personal property                 68,272
                                                               72,621
       Less accumulated depreciation                          (51,562)       21,059
                                                                           $ 23,667
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 215
   Tenant security deposit liabilities                                          274
   Accrued property taxes                                                       115
   Other liabilities                                                            554
   Mortgage notes payable                                                    26,135

Partners' Deficit
   General partner                                            $ (584)
   Limited partners (109,600 units
      issued and outstanding)                                  (3,042)       (3,626)
                                                                           $ 23,667


                   See Accompanying Notes to Financial Statements


b)

                           NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                               Three Months Ended
                                                                    March 31,
                                                               2001          2000
Revenues:
  Rental income                                               $2,645        $2,643
  Other income                                                   211           179
       Total revenues                                          2,856         2,822
Expenses:
  Operating                                                    1,082         1,084
  General and administrative                                     174           135
  Depreciation                                                   905           836
  Interest                                                       515           515
  Property taxes                                                 134           146
       Total expenses                                          2,810         2,716

Net income                                                     $ 46          $ 106

Net income allocated to general partner (1%)                   $ --           $ 1
Net income allocated to limited partners (99%)                    46           105

                                                               $ 46          $ 106

Net income per limited partnership unit                       $ 0.42        $ 0.96

Distributions per limited partnership unit                    $ 5.81        $ 5.65

                   See Accompanying Notes to Financial Statements


c)

                           NATIONAL PROPERTY INVESTORS 6

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions       109,600       $ 1        $54,800      $54,801

Partners' deficit at
   December 31, 2000                 109,600      $ (578)     $(2,451)     $(3,029)

Distributions to partners                 --          (6)        (637)        (643)

Net income for the three months
   ended March 31, 2001                   --          --           46           46

Partners' deficit at
   March 31, 2001                    109,600      $ (584)     $(3,042)     $(3,626)


                   See Accompanying Notes to Financial Statements


d)

                           NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                    Three Months Ended
                                                                        March 31,
                                                                     2001        2000
Cash flows from operating activities:
  Net income                                                         $ 46        $ 106
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation                                                      905          836
     Amortization of loan costs                                         36           36
     Change in accounts:
      Receivables and deposits                                         (54)         (48)
      Other assets                                                     (81)         (35)
      Accounts payable                                                  31          (67)
      Tenant security deposit liabilities                               (4)          16
      Accrued property taxes                                           (27)         (34)
      Payable to affiliate                                              --         (916)
      Other liabilities                                                 79          (27)
        Net cash provided by (used in) operating activities            931         (133)

Cash flows from investing activities:
  Property improvements and replacements                              (446)        (352)
  Net deposit to restricted escrows                                    (17)        (115)
        Net cash used in investing activities                         (463)        (467)

Cash flows used in financing activities:
  Distributions to partners                                           (643)        (625)

Net decrease in cash and cash equivalents                             (175)      (1,225)

Cash and cash equivalents at beginning of period                       963        2,538

Cash and cash equivalents at end of period                          $ 788       $ 1,313

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 479        $ 479

At December 31, 2000 approximately $86,000 of property improvements and replacements were included in accounts payable.

                   See Accompanying Notes to Financial Statements

e)

                           NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $146      $145
 Reimbursement for services of affiliates (included in
   investment properties, operating and general and
   administrative expenses)                                        104        58
 Non accountable reimbursements (included in general and
   administrative expenses)                                         57        55

During the three months ended March 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $146,000 and $145,000 for the three months ended March 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $104,000 and $58,000 for the three months ended March 31, 2001 and 2000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $57,000 and $55,000 during the three months ended March 31, 2001 and 2000, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 70,711 limited partnership units in the Partnership representing 64.52% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.52% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, the affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

Note C - Distributions

During the three months ended March 31, 2001, the Partnership distributed cash from operations of approximately $643,000 (approximately $637,000 to the limited partners, $5.81 per limited partnership unit) to the partners. Subsequent to March 31, 2001, the Partnership declared and paid a cash distribution from operations of approximately $209,000 (approximately $207,000 to the limited partners or $1.89 per limited partnership unit). During the three months ended March 31, 2000, the Partnership paid cash distributions from operations of approximately $625,000 (approximately $619,000 to the limited partners or $5.65 per limited partnership unit) to the partners.

Note D - Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Ski Lodge Apartments                          92%        91%
         Montgomery, Alabama
      Panorama Terrace II Apartments                92%        93%
         Birmingham, Alabama
      Place du Plantier Apartments                  97%        93%
         Baton Rouge, Louisiana (1)
      Fairway View Apartments                       91%        95%
         Baton Rouge, Louisiana (2)
      Colony at Kenilworth Apartments               94%        97%
         Towson, Maryland (3)
      Alpine Village Apartments                     92%        96%
         Birmingham, Alabama (4)

(1) The Managing General Partner attributes the increase in occupancy to aggressive marketing efforts.

(2) The Managing General Partner attributes the decrease in occupancy to change in demographics and increased competition from new construction in the area.

(3) The Managing General Partner attributes the decrease in occupancy to vacancies on the maintenance staff which prevented the units from being prepared for turn over in a timely manner.

(4) The Managing General Partner attributes the decrease in occupancy to increased competition in the area.

Results of Operations

The Partnership's net income for the three months ended March 31, 2001 was approximately $46,000 as compared to net income of approximately $106,000 for the three months ended March 31, 2000. This decrease in net income is primarily attributable to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues is due to an increase in other income. The increase in other income is due to increases in cable television fees at Ski Lodge, Panorama Terrace II and Colony at Kenilworth and increases in AIMCO furnished apartments at Ski Lodge and Fairway View partially offset by decreases in miscellaneous income at all properties and lease cancellation fees at Panorama Terrace II, Place du Plantier and Colony at Kenilworth. Interest income increased due to higher average balances on deposit in interest bearing accounts.

The increase in total expenses is due to increases in general and administrative expense and depreciation expense. The increase in general and administrative expense is due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. The increase in depreciation expense is the result of fixed assets placed into service during the past twelve months.

Also, included in general and administrative expense for the three months ended March 31, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $788,000 as compared to approximately $1,313,000 at March 31, 2000. For the three months ended March 31, 2001, cash and cash equivalents decreased by approximately $175,000 from the Partnership's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $643,000 of cash used in financing activities and approximately $463,000 of cash used in investing activities partially offset by approximately $931,000 of cash provided by operating activities. Cash used in financing activities consists of distributions to the partners. Cash used in investing activities consists of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Ski Lodge Apartments

Approximately $373,000 has been budgeted for 2001 for capital improvements at Ski Lodge Apartments consisting primarily of floor covering replacements, appliance replacements, wall coverings, parking lot improvements, interior decorating and structural improvements. The Partnership completed approximately $105,000 in budgeted capital expenditures at Ski Lodge Apartments as of March 31, 2001, consisting primarily of interior decorating, parking lot improvements, structural enhancements and floor covering replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Panorama Terrace II Apartments

Approximately $39,000 has been budgeted for 2001 for capital improvements at Panorama Terrace II Apartments consisting primarily of floor covering replacements,  appliance  replacements,  HVAC  replacements  and other  building improvements. The Partnership completed approximately $20,000 in budgeted capital expenditures at Panorama Terrace II Apartments as of March 31, 2001, consisting primarily of floor covering replacements, plumbing fixture replacement, major landscaping and HVAC replacement. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Place du Plantier Apartments

Approximately $74,000 has been budgeted for 2001 for capital improvements at Place du Plantier Apartments consisting primarily of floor covering replacements, appliance replacements, and structural improvements. The Partnership completed approximately $23,000 in budgeted capital expenditures at Place du Plantier Apartments as of March 31, 2001, consisting primarily of signage improvements, floor covering replacements and major landscaping. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway View I Apartments

Approximately $99,000 has been budgeted for 2001 for capital improvements at Fairway View I Apartments consisting primarily of floor covering replacements, appliance replacements, HVAC upgrades, swimming pool improvements, and structural improvements. The Partnership completed approximately $24,000 in budgeted capital expenditures at Fairway View I Apartments as of March 31, 2001, consisting primarily of structural enhancements and floor covering and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Colony at Kenilworth Apartments

Approximately $458,000 has been budgeted for 2001 for capital improvements at Colony at Kenilworth Apartments consisting primarily of roof replacements, floor covering replacements, appliance replacements, HVAC replacements, and other building improvements. The Partnership completed approximately $145,000 in budgeted capital expenditures at Colony at Kenilworth Apartments as of March 31, 2001, consisting primarily of HVAC improvements, floor covering replacements, swimming pool, electrical breakers, lighting, water heaters, plumbing, structural, maintenance equipment, appliances and roof replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Alpine Village Apartments

Approximately $79,000 has been budgeted for 2001 for capital improvements at Alpine Village Apartments consisting primarily of appliance replacements, plumbing improvements, other building improvements, and floor covering replacements. The Partnership completed approximately $43,000 in budgeted capital expenditures at Alpine Village Apartments as of March 31, 2001, consisting primarily of floor covering replacements, plumbing improvements, and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

During the three months ended March 31, 2001, the Partnership distributed cash from operations of approximately $643,000 (approximately $637,000 to the limited partners, $5.81 per limited partnership unit) to the partners. Subsequent to March 31, 2001, the Partnership declared and paid a cash distribution from operations of approximately $209,000 (approximately $207,000 to the limited partners or $1.89 per limited partnership unit) to the partners. During the three months ended March 31, 2000, the Partnership paid cash distributions from operations of approximately $625,000 (approximately $619,000 to the limited partners or $5.65 per limited partnership unit) to the partners. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 70,711 limited partnership units in the Partnership representing 64.52% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.52% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, the affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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