Form 10QSB
period 2001-06-30
NATIONAL PROPERTY INVESTORS 6
filed 2001-08-14
CIK 708870

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

                 For the quarterly period ended June 30, 2001


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

a)

                        NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                $ 6,599
   Receivables and deposits                                                   1,395
   Restricted escrows                                                           337
   Other assets                                                               1,025
   Investment properties:
       Land                                                  $ 4,349
       Buildings and related personal property                 68,621
                                                               72,970
       Less accumulated depreciation                          (52,478)       20,492
                                                                           $ 29,848
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 271
   Tenant security deposit liabilities                                          270
   Accrued property taxes                                                       174
   Other liabilities                                                            726
   Mortgage notes payable                                                    32,550

Partners' Deficit
   General partner                                            $ (589)
   Limited partners (109,600 units
      issued and outstanding)                                  (3,554)       (4,143)
                                                                           $ 29,848


                See Accompanying Notes to Financial Statements


b)

                        NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                          2001         2000         2001        2000
Revenues:
  Rental income                         $ 2,585       $ 2,646     $ 5,230     $ 5,289
  Other income                              223           254         414         433
    Total revenues                        2,808         2,900       5,644       5,722

Expenses:
  Operating                               1,059         1,006       2,141       2,090
  General and administrative                163           231         337         366
  Interest                                  523           514       1,038       1,029
  Depreciation                              916           884       1,821       1,720
  Property taxes                            122           137         256         283
    Total expenses                        2,783         2,772       5,593       5,488

Income before extraordinary item             25           128          51         234
Extraordinary loss on early
  extinguishment of debt                    (99)           --         (99)         --

Net (loss) income                        $ (74)        $ 128       $ (48)      $ 234

Net (loss) income allocated to
  general partner (1%)                    $ (1)         $ 1         $ (1)       $ 2
Net (loss) income allocated to
  limited partners (99%)                    (73)          127         (47)        232

                                         $ (74)        $ 128       $ (48)      $ 234
Per limited partnership unit:
  Income before extraordinary item       $ 0.22       $ 1.16       $ 0.46      $ 2.12
  Extraordinary loss on early
   extinguishment of debt                 (0.89)           --       (0.89)         --

Net (loss) income                       $ (0.67)      $ 1.16      $ (0.43)     $ 2.12

Distribution per limited
  partnership unit                       $ 3.83       $ 12.70      $ 9.64     $ 18.35

                See Accompanying Notes to Financial Statements


c)

                        NATIONAL PROPERTY INVESTORS 6

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions       109,600       $ 1        $54,800      $54,801

Partners' deficit at
   December 31, 2000                 109,600      $ (578)     $(2,451)     $(3,029)

Distributions to partners                 --         (10)      (1,056)      (1,066)

Net loss for the six months
   ended June 30, 2001                    --          (1)         (47)         (48)

Partners' deficit at
   June 30, 2001                     109,600      $ (589)     $(3,554)     $(4,143)


                See Accompanying Notes to Financial Statements


d)
                        NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                   2001         2000
Cash flows from operating activities:
  Net (loss) income                                                $ (48)      $ 234
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                   1,821       1,720
     Amortization of loan costs                                        72          71
     Extraordinary loss on early extinguishment of debt                99          --
     Change in accounts:
       Receivables and deposits                                      (728)       (555)
       Other assets                                                   (90)         71
       Accounts payable                                                12         (34)
       Tenant security deposit liabilities                             (8)         17
       Accrued property taxes                                          32           1
       Payable to affiliate                                            --        (916)
       Other liabilities                                              251         (32)
         Net cash provided by operating activities                  1,413         577

Cash flows from investing activities:
  Property improvements and replacements                             (720)       (597)
  Net withdrawals from (deposit to) restricted escrows                 30         (62)
         Net cash used in investing activities                       (690)       (659)

Cash flows from financing activities:
  Distributions to partners                                        (1,066)     (2,031)
  Proceeds from refinancing                                        14,400          --
  Repayment of mortgage note payable                               (7,985)         --
  Loan costs paid                                                    (436)         --
         Net cash provided by (used in) financing activities        4,913      (2,031)

Net increase (decrease) in cash and cash equivalents                5,636      (2,113)

Cash and cash equivalents at beginning of period                      963       2,538

Cash and cash equivalents at end of period                        $ 6,599      $ 425

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,016      $ 958

At December 31, 2000 approximately $86,000 of property improvements and replacements were included in accounts payable.

At June 30, 2001 approximately $75,000 of property improvements and replacements were included in accounts payable.

                See Accompanying Notes to Financial Statements


e)

                          NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the six months ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $287      $289
 Reimbursement for services of affiliates (included in
   investment properties, operating and general and
   administrative expenses)                                        213       130
 Non accountable reimbursements (included in general and
   administrative expenses)                                         95       150
 Partnership management fee (included in general and
   administrative expenses)                                         --        35

During the six months ended June 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $287,000 and $289,000 for the six months ended June 30, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $213,000 and $130,000 for the six months ended June 30, 2001 and 2000, respectively.

Also, for services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received $95,000 and $150,000 for the six months ended June 30, 2001 and 2000, respectively.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $35,000 of fees have been paid in conjunction with the operating distributions made during the six months ended June 30, 2000. No such fee was earned or paid during the six months ended June 30, 2001.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 70,854 limited partnership units in the Partnership representing 64.65% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.65% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, an affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

Note C - Distributions

During the six months ended June 30, 2001, the Partnership distributed cash from operations of approximately $1,066,000 (approximately $1,056,000 to the limited partners or $9.64 per limited partnership unit) to the partners. Subsequent to June 30, 2001, the Partnership declared and paid a cash distribution from proceeds from the refinancing of the mortgage encumbering Colony at Kenilworth Apartments of approximately $5,890,000 (approximately $5,831,000 to the limited partners or $53.20 per limited partnership unit). During the six months ended June 30, 2000, the Partnership paid cash distributions from operations of approximately $2,031,000 (approximately $2,011,000 to the limited partners or $18.35 per limited partnership unit) to the partners.

Note D - Refinancing of Mortgage Note Payable

On June 28, 2001, the Partnership refinanced the mortgage encumbering Colony at Kenilworth Apartments. The refinancing replaced the first mortgage indebtedness of approximately $7,985,000 with a new mortgage of $14,400,000. The mortgage was refinanced at a rate of 7.58% compared to a prior rate of 7.33% and matures on July 1, 2021. Debt service payments will begin in August 2001. In connection with the refinancing, the Partnership incurred loan costs of approximately $436,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. The Partnership wrote off approximately $99,000 in unamortized loan costs resulting in an extraordinary loss on the early extinguishment of debt.

Note E - Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note F - Subsequent Event

On August 2, 2001, the Partnership sold Panorama Terrace II Apartments to an unrelated third party, for net proceeds of approximately $2,682,000 after payment of closing costs. The Partnership realized a gain of approximately $1,124,000 as a result of the sale. The Partnership used $1,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $107,000 as a result of unamortized loan costs being written off and a prepayment penalty.

The following pro-forma information reflects the balance sheet and income before extraordinary item of the Partnership as if Panorama Terrace II Apartments had been sold January 1, 2000 (in thousands, except unit data).

                                                    June 30, 2001
     Assets
        Cash and cash equivalents                      $ 6,575
        Other assets                                     2,615
        Fixed assets, net                               19,042
                                                       $28,232

     Liabilities and partners' deficit
        Liabilities                                    $ 1,362
        Mortgage notes payable                          31,100
        Equity                                          (4,230)
                                                       $28,232


                                        Six Months Ended            Year Ended
                                  June 30, 2001  June 30, 2000   December 31, 2000

  Revenues                           $ 5,257        $ 5,354           $10,777
  Total expenses                       5,148          5,120            10,233

  Income before extraordinary
    items                             $ 109          $ 234             $ 544
  Income before extraordinary
    items per limited
    partnership unit                  $ 0.98         $ 2.12           $ 4.92

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Ski Lodge Apartments                          90%        91%
         Montgomery, Alabama
      Panorama Terrace II Apartments (3)            94%        94%
         Birmingham, Alabama
      Place du Plantier Apartments                  93%        91%
         Baton Rouge, Louisiana
      Fairway View Apartments                       92%        95%
         Baton Rouge, Louisiana (1)
      Colony at Kenilworth Apartments               92%        96%
         Towson, Maryland (1)
      Alpine Village Apartments                     93%        96%
         Birmingham, Alabama (2)

(1) The Managing General Partner attributes the decrease in occupancy at Fairway View Apartments and Colony of Kenilworth Apartments to variations in student population which is the bulk of their clientele.

(2)   The  Managing  General  Partner  attributes  the  decrease in occupancy at
      Alpine  Village   Apartments  to  increased   rental  rates  and  stricter
      collection policies.

(3)   Property was sold subsequent to June 30, 2001 (see discussion below).

Results of Operations

The Partnership's net loss for the six months ended June 30, 2001 was approximately $48,000 compared to net income of approximately $234,000 for the comparable period in 2000. The Partnership's net loss for the three months ended June 30, 2001, was approximately $74,000 compared to net income of approximately $128,000 for the three months ended June 30, 2000. The decrease in net income for the three and six months ended June 30, 2001 is partially attributable to the extraordinary loss from the early extinguishment of debt associated with the refinancing of the mortgage note encumbering Colony at Kenilworth Apartments in June 2001 (see discussion below). Income before the extraordinary item was approximately $51,000 and $234,000 for the six months ended June 30, 2001 and 2000, respectively, and was approximately $25,000 and $128,000 for the three months ended June 30, 2001 and 2000, respectively. The decrease in income before the extraordinary item for the three and six months ended June 30, 2001 was primarily attributable to a decrease in total revenues and an increase in total expenses. Total revenues decreased due to decreases in rental income and other income. Rental income decreased primarily due to decreases in occupancy at four of the Partnership's six investment properties. Other income decreased due to decreases in miscellaneous income at all of the Partnership's investment properties and to the decreases in lease cancellation fees at Panorama Terrace II Apartments, Fairway View Apartments and Colony at Kenilworth Apartments. Partially offsetting these decreases was an increase in interest income due to higher balances being maintained in interest bearing accounts.

Total expenses increased due to an increase in operating expense, interest expense and depreciation expense partially offset by a decrease in general and administrative expense. Operating expense increased due to increases in property expense and insurance expense partially offset by a decrease in maintenance expense. Property expense increased primarily due to an increase in the investment properties' employee salaries and employee related expenses. Also, attributing to the increase in property expense was an increase in overall utilities expense at five of the investment properties. Insurance expense increased due to higher premiums at all the investment properties. Maintenance expense decreased due to decreases in contract painting and floor covering repairs at all properties, interior building improvements at Panorama Terrace II Apartments, Place du Plantier Apartments and Alpine Village Apartments, and snow removal at Colony of Kenilworth Apartments. Interest expense increased due to the refinancing of the mortgage note encumbering Colony at Kenilworth Apartments in June 2001 (see discussion in "Liquidity and Capital Resources"). Depreciation expense increased due to new assets being placed in service during the past twelve months.

General and administrative expenses decreased primarily due to a decrease in Partnership management fees paid as a result of a decrease in operating cash distributions during 2001 as compared to 2000. Offsetting this decrease was an increase in the cost of services in the management reimbursement to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense were costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

On August 2, 2001, the Partnership sold Panorama Terrace II Apartments to an unrelated third party, for net proceeds of approximately $2,682,000 after payment of closing costs. The Partnership realized a gain of approximately $1,124,000 as a result of the sale. The Partnership used $1,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $107,000 as a result of unamortized loan costs being written off and a prepayment penalty.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $6,599,000 as compared to approximately $425,000 at June 30, 2000. For the six months ended June 30, 2001, cash and cash equivalents increased by approximately $5,636,000 from the Partnership's year ended December 31, 2000. The increase in cash and cash equivalents is due to approximately $4,913,000 of cash provided by financing activities and approximately $1,413,000 of cash provided by operating activities partially offset by approximately $690,000 of cash used in investing activities. Cash provided by financing activities consists of proceeds from the refinancing of the mortgage loan encumbering Colony at Kenilworth Apartments partially offset by distributions to the partners, payoff of the previous mortgage and new loan costs. Cash used in investing activities consists of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Ski Lodge Apartments

Approximately $440,000 has been budgeted for 2001 for capital improvements at Ski Lodge Apartments consisting primarily of floor covering replacements, appliance replacements, wall coverings, parking lot improvements, interior decorating and structural improvements. The Partnership completed approximately $253,000 in budgeted capital expenditures at Ski Lodge Apartments as of June 30, 2001, consisting primarily of interior decorating, parking lot improvements, structural enhancements, major landscaping, and floor covering replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Panorama Terrace II Apartments

Approximately $43,000 has been budgeted for 2001 for capital improvements at Panorama Terrace II Apartments consisting primarily of floor covering replacements, appliance replacements, HVAC replacements and other building improvements. The Partnership completed approximately $35,000 in budgeted capital expenditures at Panorama Terrace II Apartments as of June 30, 2001, consisting primarily of floor covering replacements, plumbing upgrades, major landscaping and other building improvements. These improvements were funded from operating cash flow. This property was sold subsequent to June 30, 2001 (see discussion in "Results of Operations").

Place du Plantier Apartments

Approximately $97,000 has been budgeted for 2001 for capital improvements at Place du Plantier Apartments consisting primarily of floor covering replacements, appliance replacements, and structural improvements. The Partnership completed approximately $66,000 in budgeted capital expenditures at Place du Plantier Apartments as of June 30, 2001, consisting primarily of signage, appliance and floor covering replacements and major landscaping. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway View I Apartments

Approximately $124,000 has been budgeted for 2001 for capital improvements at Fairway View I Apartments consisting primarily of floor covering replacements, appliance replacements, HVAC upgrades, swimming pool improvements, and structural improvements. The Partnership completed approximately $71,000 in budgeted capital expenditures at Fairway View I Apartments as of June 30, 2001, consisting primarily of structural enhancements, major landscaping and floor covering and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Colony at Kenilworth Apartments

Approximately $458,000 has been budgeted for 2001 for capital improvements at Colony at Kenilworth Apartments consisting primarily of roof replacements, floor covering replacements, appliance replacements, HVAC replacements, and other building improvements. The Partnership completed approximately $188,000 in budgeted capital expenditures at Colony at Kenilworth Apartments as of June 30, 2001, consisting primarily of HVAC replacements, appliance and floor covering replacements, swimming pool upgrades, electrical upgrades, lighting, water heaters, maintenance equipment, appliances and roof replacements, plumbing upgrades and structural improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Alpine Village Apartments

Approximately $119,000 has been budgeted for 2001 for capital improvements at Alpine Village Apartments consisting primarily of appliance replacements, plumbing improvements, other building improvements, and floor covering replacements. The Partnership completed approximately $96,000 in budgeted capital expenditures at Alpine Village Apartments as of June 30, 2001, consisting primarily of floor covering replacements, furniture and fixture enhancements, plumbing improvements, and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of $32,550,000 requires interest payments only with the full payment of principal due in November 2003 for the investment properties except for Colony at Kenilworth which matures in July 2021 and will be fully amortized. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Colony at Kenilworth Apartments. The refinancing replaced the first mortgage indebtedness of approximately $7,985,000 with a new mortgage of $14,400,000. The mortgage was refinanced at a rate of 7.58% compared to a prior rate of 7.33% and matures on July 1, 2021. Debt service payments will begin in August 2001. In connection with the refinancing, the Partnership incurred loan costs of approximately $436,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. The Partnership wrote off approximately $99,000 in unamortized loan costs resulting in an extraordinary loss on the early extinguishment of debt.

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

During the six months ended June 30, 2001, the Partnership distributed cash from operations of approximately $1,066,000 (approximately $1,056,000 to the limited partners or $9.64 per limited partnership unit) to the partners. Subsequent to June 30, 2001, the Partnership declared and paid a cash distribution from proceeds from the refinancing of the mortgage encumbering Colony at Kenilworth Apartments of approximately $5,890,000 (approximately $5,831,000 to the limited partners or $53.20 per limited partnership unit). During the six months ended June 30, 2000, the Partnership paid cash distributions from operations of approximately $2,031,000 (approximately $2,011,000 to the limited partners or $18.35 per limited partnership unit) to the partners. The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 70,854 limited partnership units in the Partnership representing 64.65% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.65% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, an affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 10.30, Multifamily Note dated June 27, 2001 between National Property Investors 6, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation.

                  Exhibit 10.31, Purchase and Sales Contract dated June 13, 2001 between Angeles Partners IX, a California limited partnership and National Property Investors 6, a California limited partnership, as sellers, and Tigertown Investments, Inc., as purchaser.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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



                                    NATIONAL PROPERTY INVESTORS 6


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller


                                   Date:

                                                                   Exhibit 10.30

                                    EXHIBIT C
                                                        FHLMC Loan No. 002692392
                                                 Colony at Kenilworth Apartments

                                MULTIFAMILY NOTE
                     (MULTISTATE - REVISION DATE 11-01-2000)


US $14,400,000.00                                          As of June 27, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Fourteen Million Four Hundred Thousand and 00/100 Dollars (US $14,400,000.00), with interest on the unpaid principal balance at the annual rate of Seven and Five Hundred Eighty Thousandths percent (7.580%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham, Pennsylvania 19044, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of One Hundred Sixteen Thousand Seven Hundred Ten and 84/100 Dollars (US $116,710.84), shall be payable on the first day of each month beginning on August 1, 2001 until the entire unpaid principal balance evidenced by this Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on July 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

            (i)   1.0% of the unpaid principal balance of this Note; or

            (ii)  the product obtained by multiplying:

                  (A)   the amount of principal being prepaid,
                  by
                  (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate, by
                  (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                     [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household or agricultural purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
             X       Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.

                                    NATIONAL PROPERTY INVESTORS 6, a California
                                      limited partnership

                                By: NPI Equity Investments, Inc., a Delaware corporation, its managing general partner




                                          By:   ______________________
                                                Patti K. Fielding
                                                Senior Vice President



                                  -----------------
                                  Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS THE ____ DAY OF JUNE, 2001.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation



By:_________________________________
   Donald W. Marshall
   Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.

                                                                 Exhibit 10.31



                           PURCHASE AND SALE CONTRACT

                                     BETWEEN

                              ANGELES PARTNERS IX,
                        a California limited partnership

                                       AND

                         NATIONAL PROPERTY INVESTORS 6,
                        a California limited partnership


                                   AS SELLERS

                                       AND

                          TIGERTOWN INVESTMENTS, INC.,
                             an Alabama corporation


                                  AS PURCHASER

                                TABLE OF CONTENTS


Article 1   DEFINED TERMS....................................................1
Article 2   PURCHASE AND SALE OF PROPERTIES..................................4
ARTICLE 3   PURCHASE PRICE, DEPOSIT AND ESCROW PROVISIONS....................4
Article 4   FEASIBILITY PERIOD...............................................5
ARTICLE 5   TITLE............................................................7
Article 6   FINANCING.......................................................10
Article 7   CLOSING.........................................................10
ARTICLE 8   REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLERS AND
            PURCHASER.......................................................15
ARTICLE 9   CONDITIONS PRECEDENT TO CLOSING.................................19
ARTICLE 10  BROKERAGE.......................................................21
ARTICLE 11  POSSESSION......................................................21
ARTICLE 12  DEFAULTS AND REMEDIES...........................................21
ARTICLE 13  RISK OF LOSS OR CASUALTY........................................22
ARTICLE 14  OFFER DEADLINE DATE.............................................23
ARTICLE 15  EMINENT DOMAIN..................................................23
ARTICLE 16  MISCELLANEOUS...................................................24
ARTICLE 17  OPERATION OF THE PROPERTIES.....................................28

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT ("Purchase Contract") is entered into as of the 13th day of June, 2001 (the "Effective Date"), by and between ANGELES PARTNERS IX, a California limited partnership and NATIONAL PROPERTY INVESTORS 6, a California limited partnership, each having a principal address at c/o AIMCO, 2000 South Colorado Blvd., Suite 2-1000, Denver, Colorado 80222 (individually "Seller" and collectively "Sellers") and TIGERTOWN INVESTMENTS, INC., an Alabama corporation, having a principal address at c/o Porter Properties, 472 Dean Road, #200, Auburn, Alabama 36830 ("Purchaser").

      NOW, THEREFORE WITNESSETH: That for and in consideration of mutual covenants and agreements herein after set forth, Sellers and Purchaser hereby agree as follows:

                                    RECITALS

R-l. Angeles Partners IX holds legal title to that certain parcel or parcels of real estate more particularly described in Exhibit A-1 attached hereto and made a part hereof on which improvements have been constructed;

R-2. National Property Investors 6 holds legal title to that certain parcel or parcels of real estate more particularly described in Exhibit A-2 attached hereto and made a part hereof on which improvements have been constructed;

R-3. Purchaser desires to purchase and Sellers have agreed to sell such land and improvements defined below individually as the "Property" and collectively as the "Properties" on the terms and conditions set forth below (which terms and conditions shall control in the event of any conflict with these Recitals), such that on the Closing Date as defined in this Purchase Contract the Properties will be conveyed by special warranty or equivalent deeds to Purchaser;

R-4. Purchaser has agreed to pay to Sellers the Purchase Price for the Properties, and Sellers have agreed to sell the Properties to Purchaser on the terms and conditions set forth below.


                                    Article 1
                                  DEFINED TERMS

1.1. Terms with initial capital letters in this Purchase Contract and not otherwise defined herein shall have the meanings set forth in this Article l below.

1.1.1......."Business  Day"  means any day other  than a  Saturday  or Sunday or
Federal holiday or legal holiday in the State in which the Land is located.

1.1.2......."Closing"   means  the   consummation   of  the  purchase  and  sale
contemplated by this Purchase Contract in accordance with the terms and conditions of this Purchase Contract.

1.1.3......."Closing Date" means the date on which the Closing of the conveyance of the Properties is required to be held under the terms and conditions of this Purchase Contract.

1.1.4......."Escrow Agent" means Stewart Title Guaranty Company.

1.1.5......."Excluded  Permits" means those Permits which, under applicable law, are nontransferable and such other Permits as may be designated as Excluded Permits on Exhibit 1.1.5, if any, attached hereto.

1.1.6......."Excluded  Property  Contracts" means those Property  Contracts that
(i) are not cancelable upon 30 days or less notice, or (ii) require the payment of a penalty or premium for cancellation as designated on Exhibit 1.1.6 attached hereto.

1.1.7......."Existing  Financing"  shall  mean the  loans  made by Lender in the principal amounts shown on Exhibit 1.1.7 attached hereto which are secured by first priority liens encumbering the Properties.

1.1.8......."Feasibility  Period"  shall have the  meaning  ascribed  to it in
Section 4.1.

1.1.9......."Fixtures  and  Tangible  Personal  Property"  means  all  fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property now located on the Land or in the Improvements as of the Effective Date (or hereafter acquired by either Seller prior to the Closing Date) and used or usable in connection with any present or future occupation or operation of all or any part of such Seller's Property, but only to the extent transferable. The term "Fixtures and Tangible Personal Property" does not include (i) equipment leased by either Seller and the interest of either Seller in any equipment provided to its Property for use, but not owned or leased by such Seller, or (ii) property owned or leased by any Tenant and guest, employee or other person furnishing goods or services to such Seller's Property, (iii) property and equipment owned by either Seller, which in the ordinary course of business of its Property is not used exclusively for the business, operation or management of its Property, or (iv) the property and equipment, if any, expressly identified as being excluded in Exhibit 1.1.9; provided, however, Sellers shall, during the Feasibility Period, by written notice to Purchaser, identify any items referred to in (i) or (iii) hereof.

1.1.10......"Improvements"  means all buildings and improvements  located on the
Land taken "as is" but in reliance on any warranties and representations set forth herein, to the extent conferred herein.

1.1.11......"Land"  means  all of that  certain  tract or  tracts  of land  more particularly described on Exhibit A-1 and Exhibit A-2 attached hereto and made a part hereof and all rights, privileges and appurtenances pertaining thereto.

1.1.12......"Lease(s)"  means the  interest of each Seller in and to all written leases, subleases and other occupancy agreements, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property owned by such Seller and which are in force as of the Effective Date and the Closing Date.

1.1.13......"Lender"  means  with  respect to each  Seller the entity  listed on
Exhibit 1.1.13 attached hereto.

1.1.14......"Loan  Documents"  means with  respect to each Seller the  documents evidencing and securing or relating to the repayment of the Existing Financing including, without limitation, all amendments and modifications thereto and any mortgage or deed of trust or equivalent security title and lien encumbering such Seller's Property as of the date hereof.

1.1.15......"Miscellaneous  Property Assets" means all contract rights,  leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of each Property and owned by the applicable Seller, but only to the extent transferable, excluding, however,
(i) receivables, (ii) Property Contracts, (iii) Leases (other than leases, subleases and other occupancy agreements that are not written), (iv) Permits,
(v) fixtures and Tangible Personal Property, (vi) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, unless otherwise payable to Purchaser pursuant to this Purchase
Contract, (vii) escrow, reserves or other impound accounts, (viii) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date unless such Seller is obligated to apply such items for the benefit of tenants, (ix) utility and similar deposits, (x) insurance or other prepaid items, or (xi) each Seller's proprietary books and records.

1.1.16......"Notice" shall have the meaning ascribed thereto in Section 16.6.

1.1.17......"Permits"  means all  licenses and permits  granted by  governmental authorities having jurisdiction over a Property owned by either Seller and required in order to own and operate such Property.

1.1.18......"Permitted   Exceptions"   means  those   exceptions  or  conditions
permitted to encumber the title to the Properties in accordance with the provisions of Section 5.2.

1.1.19......"Property"  or "Properties"  means the Land and Improvements and all rights of each Seller relating to the Land and the Improvements, including without limitation, any rights, title and interest of such Seller, if any, in and to (i) any strips and gores adjacent to the Land and any land lying in the bed of any street, road, or avenue opened or proposed, in front of or adjoining the Land, to the center line thereof; (ii) any unpaid award for any taking by condemnation or any damage to such Property by reason of a change of grade of any street or highway; (iii) all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Land and Improvements; together with all Fixtures and Tangible Personal Property, the right, if any and only to the extent transferable, of such Seller in the Property Contracts, Leases, Permits (other than Excluded Permits), and the Miscellaneous Property Assets owned by each Seller which are located on that Seller's Property and used in its operation.

1.1.20......"Property Contracts" means all purchase orders, maintenance, service or utility contracts and similar contracts, excluding Leases, which relate to the ownership, maintenance, construction or repair and/or operation of each Property, but only to the extent transferable and which are other than the Excluded Property Contracts and any property management agreement.

1.1.21......"Purchase  Contract"  means this  Purchase and Sale  Contract by and between Sellers and Purchaser.

1.1.22......"Purchase  Price"  means  the  total  consideration  to be  paid  by
Purchaser to Sellers for the purchase of the Properties, as set forth in Section 3.1, such Purchase Price to be allocated among the Properties as shown on
Exhibit 1.1.22 attached hereto.

1.1.23......"Rent  Roll" shall have the  meaning  ascribed  thereto in Section
8.1.1.9.

1.1.24......"Survey" shall have the meaning ascribed thereto in Section 5.11.

1.1.25......"Tenant" or "Tenants" means any person or persons or entity entitled to occupy any portion of the Properties under a Lease.

1.1.26......"Title  Commitment"  shall have the  meaning  ascribed  thereto in
Section 5.1.

1.1.27......"Title Insurer" shall have the meaning set forth in Section 5.1.


                                   Article 2
                         PURCHASE AND SALE OF PROPERTIES

2.1. Sellers agree to sell and convey the Properties to Purchaser and Purchaser agrees to purchase the Properties from Sellers, in accordance with the terms and conditions set forth in this Purchase Contract.


                                   Article 3
                  PURCHASE PRICE, DEPOSIT AND ESCROW PROVISIONS

3.1. The purchase price ("Purchase Price") for the Properties shall be Nine Million Nine Hundred Fifty Five Thousand and 00/100 Dollars ($9,955,000), which shall be paid by Purchaser, as follows:

3.1.1.......Upon  the  execution  of this  Purchase  Contract,  Purchaser  shall deliver to Escrow Agent the sum of One Hundred Thousand and 00/100 Dollars ($100,000) (the "Initial Deposit"), by federal wire transfer. In the event that Purchaser does not elect to terminate this Purchase Contract in accordance with
Section 4.2, Purchaser shall deliver to Escrow Agent an additional deposit in the sum of One Hundred Thousand and 00/100 Dollars ($100,000) (the "Additional Deposit"), by federal wire transfer not later than 5:00 p.m. EST on the date of expiration of the Feasibility Period (the Initial Deposit and the Additional Deposit being hereinafter referred to as the "Deposit"). Purchaser's failure to timely deliver the Deposit shall terminate this Purchase Contract. Purchaser and Sellers approve the form of Escrow Agreement attached as Exhibit B.

3.1.2.......The  Escrow  Agent shall hold the  Deposit and make  delivery of the
Deposit to the party entitled thereto under the terms hereof. The Escrow Agent shall invest the Deposit as directed by Purchaser in its sole discretion and all interest and income thereon shall become part of the Deposit and shall be remitted to the party entitled to the Deposit, as set forth below.

3.1.3.......If  the sale of the  Properties is closed by the date fixed therefor
(subject to extension as set forth herein), monies held as the Deposit shall be applied against the Purchase Price (and paid over to the Sellers) on the Closing Date. If the sale of the Properties is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations that is not caused by or attributable to, directly or indirectly, any act or failure to act of Purchaser, the Deposit shall be returned and refunded to Purchaser, and neither party shall have any further liability hereunder, subject to and except for Purchaser's liability under Section 4.4.

3.1.4.......If  the sale of the  Properties  is not  closed  by the  date  fixed therefor (subject to any extension set forth herein) owing to failure of performance by either Seller, Purchaser shall be entitled to the remedies set forth in Article 12 hereof. If the sale of the Properties is not closed by the date fixed therefor (or any such extension date set forth herein) owing to failure of performance by Purchaser, the Deposit shall be forfeited by Purchaser and the sum thereof shall go to Sellers as Sellers' sole and exclusive remedy forthwith as liquidated damages for the lost opportunity costs and transaction expenses incurred by Sellers, as more fully set forth in Article 12 below.


                                   Article 4
                               FEASIBILITY PERIOD

4.1. Subject to the terms of Section 4.4 below, for thirty (30) calendar days following the Effective Date (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees ("Consultants") shall have the right from time to time, during normal business hours and after prior notice to Sellers, to enter onto the Properties:

4.1.1.......To  conduct and make any and all studies,  tests,  examinations  and inspections, or investigations of or concerning the Properties (including, without limitation, environmental studies, structural engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation, surveys, including topographical surveys, title and zoning law compliance).

4.1.2.......To confirm any and all matters which Purchaser may desire to confirm with respect to the Properties.

4.1.3.......To ascertain and confirm the  suitability  of the  Properties  for
Purchaser's intended use.

4.1.4.......To review and copy (at Purchaser's expense) the materials referenced in Section 4.3 (other than each Seller's proprietary information).

4.2. Should the results of any of the matters referred to in sub-paragraphs 4.1.1, 4.1.2, 4.1.3 and 4.1.4 above appear unsatisfactory to Purchaser for any reason or if Purchaser elects not to proceed with the transaction contemplated by this Purchase Contract, for any other reason, or for no reason whatsoever, in Purchaser's sole and absolute discretion, then Purchaser shall have the right to terminate this Purchase Contract by giving written Notice to that effect to Sellers and Escrow Agent on or before 5:00 p.m. EST on the date of expiration of the Feasibility Period. If Purchaser exercises its right to terminate, this Purchase Contract shall terminate and be of no further force and effect, subject to and except for Purchaser's liability under Section 4.4, and Escrow Agent shall forthwith deliver to Sellers the sum of One Hundred and 00/100 Dollars ($100.00) as consideration for Sellers having taken the Properties off the market, and return the Deposit to Purchaser. If Purchaser fails to provide Sellers with written Notice of termination prior to the expiration of the Feasibility Period in strict accordance with the Notice provisions of this Purchase Contract, this Purchase Contract shall remain in full force and effect and Purchaser's obligation to purchase the Properties shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in this Article 4 and in Article 9.

4.3. No later than five (5) Business Days after the Effective Date, each Seller with respect to its Property shall deliver (solely to the extent in such Seller's possession or control) to the Purchaser copies of existing (i) Property Contracts, (ii) Leases (in effect as of the Effective Date), (iii) soil and environmental reports and studies, (iv) reports and studies relating to the physical condition of its Property, (v) a list of Fixtures and Tangible Personal Property, (vi) monthly operating statements and audited or unaudited annual operating statements for the twelve (12) month period prior to the Effective Date, (vii) a rent roll, a list of all accounts receivable and a delinquency report, (viii) copies of termination notices relating to the Leases received by such Seller which would be effective after the Closing Date, (ix) copies of any notices received from local and state governmental authorities. In addition, no later than five (5) days following the Effective Date, each Seller shall make available to Purchaser at its Property (in each case, solely to the extent in such Seller's possession or control) the following with respect to its Property:
(x) architectural and engineering plans, (xi) tenant correspondence files with respect to the Leases, (xii) service and repair requests and work orders relating to such Property, and (xiii) copies of governmental permits, alarm registrations and other permits and licenses necessary for the operation of its Property.

4.4. Purchaser shall indemnify, defend (with attorneys selected by Sellers in their reasonable discretion) and hold each Seller harmless for any actions taken by Purchaser and its Consultants and any and all claims, damages, costs and liability which may arise due to such entries, surveys, tests, investigation and the like on the Properties in connection with the performance of Purchaser's due diligence hereunder; provided, however, that notwithstanding anything herein to the contrary, Purchaser shall not be liable for any damages incurred by either Seller resulting from the mere discovery by Purchaser of a condition at or with regard to such Seller's Property, Purchaser hereby acknowledging, however, that Sellers shall have no obligation to Purchaser in connection with such condition or otherwise to remedy such condition unless the remedy of specific performance, as provided in Article 12 hereof, would require a Seller to do so. Each Seller shall have the right, without limitation, to disapprove of any and all entries, surveys, tests, investigations and the like other than Phase I environmental investigations that in its reasonable judgment could result in any injury to its Property or breach of any agreement, or expose such Seller to any liability, costs, liens or violations of applicable law, or otherwise adversely affect its Property or such Seller's interest therein. No consent by either Seller to any such activity shall be deemed to constitute a waiver by either Seller or assumption of liability or risk by either Seller. Purchaser hereby agrees to restore the Properties to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this Article 4, at Purchaser's sole cost and expense, to the extent the damage to any Property or the change in condition thereof is attributable to the performance of due diligence hereunder by Purchaser or its Consultants. Purchaser shall maintain comprehensive public liability insurance with broad form contractual and personal injury liability endorsements with respect to each Property and Purchaser's activities carried on therein, in amounts (including deductible amounts) and with such insurance carriers as shall be approved by Sellers and naming Sellers and their affiliates as additional insureds, with endorsements acceptable to Sellers, including a waiver of defenses of the insurer based on the actions or inaction of Purchaser. Such liability insurance shall provide coverages of not less than $1,000,000 (per occurrence and in the aggregate) for death or injury to persons and for property damage. The provisions of this Section shall survive the Closing or termination of this Purchase Contract.

4.5. Purchaser shall not permit any mechanic's or materialman's liens or any other liens to attach to either Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any studies or tests conducted by or for Purchaser. Purchaser shall give notice to Sellers within a reasonable time prior to entry onto any Property and shall permit each Seller to have a representative present during all investigations and inspections conducted with respect to its Property. Purchaser shall take all reasonable actions and implement all protections necessary to ensure that all actions taken in connection with the investigations and inspections of the Properties, and all equipment, materials and substances generated, used or brought onto the Properties, pose no material threat to the safety of persons or the environment and cause no damage to the Properties or other property of Sellers or other persons.


                                   Article 5
                                      TITLE

5.1. Sellers have secured commitments for title insurance for the Properties (collectively the "Title Commitment") from Stewart Title Guaranty Company ("Title Insurer") for owner's title insurance policies (1992 ALTA Form B), and have delivered the Title Commitment together with copies of all instruments identified as exceptions therein to Purchaser. Each Seller agrees that it is responsible for the cost of a standard owner's title policy for its Property. Purchaser agrees that it shall be solely responsible for payment of all costs relating to any extended owner's title policies and any requested endorsements.

5.2. Purchaser agrees to accept title to the Land and Improvements in accordance with the terms of this Purchase Contract, so long as with respect to each Property (i) the title is good and marketable and insurable, and (ii) any conveyance by special warranty or an equivalent deed pursuant to this Purchase Contract shall be subject to the following, all of which shall be deemed "Permitted Exceptions," and Purchaser agrees to accept the deed and title subject thereto:

5.2.1.......All  exceptions  shown in the Title Commitment on the date three (3)
Business Days prior to the expiration of the Feasibility Period other than mechanics' liens and taxes due and payable with respect to the period preceding Closing and the standard exceptions which shall be omitted [except that the standard exception for parties in possession shall be modified to read "rights of tenants as tenants only under unrecorded leases"];

5.2.2.......All Leases;

5.2.3.......Real estate and property taxes to the extent not due and payable;

5.2.4.......Such  exceptions and matters as the Title Insurer shall be willing to omit as exceptions to coverage; and

5.2.5.......All  Property  Contracts which are not identified for termination by
Purchaser during the Feasibility Period and all Excluded Property Contracts which shall be assumed by Purchaser or cancelled with Purchaser being solely responsible for the payment of any cancellation fees or penalties.

5.3. With respect to each Property, the existence of the Loan Documents, liens, or encumbrances shall not be objections to title, provided that properly executed instruments in recordable form necessary to satisfy and remove the same of record are delivered to the Purchaser at Closing or, in the alternative, payoff letters from the Lender or any holder of any Loan Documents shall have been delivered to and accepted by the Title Insurer (sufficient to remove the same from the policy issued at Closing), together in either case, with recording and/or filing fees.

5.4. Unpaid liens for taxes, charges, and assessments shall not be objections to title, but the amount thereof plus interest and penalties thereon shall be deducted from the Purchase Price to be paid for the applicable Property hereunder and allowed to Purchaser, subject to the provisions for apportionment of taxes and charges contained herein.

5.5. Unpaid franchise or business corporation taxes of any corporations in the chain of title shall not be an objection to title, provided that the Title Insurer agrees to insure against collection out of the applicable Property or otherwise against Purchaser or its affiliates, and provided further that the Title Insurer agrees to omit such taxes as exceptions to coverage with respect to any lender's title insurance policy with respect to the applicable Property.

5.6. If on the Closing Date there shall be conditional bills of sale or Uniform Commercial Code Financing Statements applicable to any Property that exceed the period of time mandated under the law of the state where the Properties are located that a Uniform Commercial Code Financing Statement is perfected without the filing of UCC-3 continuation statements and such Financing Statements have not been extended by the filing of UCC-3 continuation statements within the applicable time period mandated by the applicable state law, such Financing Statements shall not be deemed an objection to title.

5.7. If on the Closing Date, the state of title is other than in accordance with the requirements set forth in this Purchase Contract or if any condition to be fulfilled by either Seller shall not be satisfied, Purchaser shall provide Sellers with written Notice thereof at such time, or such title objection or unfulfilled condition shall be deemed waived by Purchaser in which case
Purchaser and Sellers shall proceed to consummate the Closing on the Closing Date. If Purchaser timely gives Sellers such Notice, each Seller, with respect its Property and at its sole option and within seven (7) calendar days following receipt of such Notice, may elect to cure such objection or unfulfilled condition for up to thirty (30) calendar days. Should such Seller be able to cure such title objection or condition, or should such Seller be able to cause title insurance over the same by the Closing Date or any postponed Closing Date, or should Purchaser waive such objection or condition within such period for cure, then the Closing shall take place on or before fifteen (15) calendar days after such cure or waiver.

5.8. Subject to each Seller's obligation to cure under Section 5.9, if during the period of cure either Seller, with respect to its Property, is unable or unwilling, in its sole discretion or opinion, to eliminate such title objection or cause a title insurance company to insure over such matter or satisfy such unfulfilled condition, Sellers shall give Purchaser written Notice thereof, and if Purchaser does not waive such objection by written Notice delivered to Sellers and the Title Insurer on or before seven (7) calendar days following the date Sellers give such Notice, then this Purchase Contract shall automatically terminate, the Deposit shall be returned to Purchaser by the Escrow Agent less the sum of One Hundred and 00/100 Dollars ($100) paid to Sellers as consideration for taking the Properties off of the market; each Seller shall pay to Purchaser the amount of actual third party out-of-pocket costs and expenses incurred by Purchaser in connection with the investigations of such Seller's Property in an amount not to exceed a total of Twenty Thousand and 00/100 Dollars ($20,000) paid to Purchaser for both Properties and as a condition of prior to such payment to Purchaser, Sellers shall have been provided copies of and rights to all inspections and reports; and the parties hereto shall have no further obligations to each other.

5.9. Each Seller covenants that it will not voluntarily create or cause any lien or encumbrance (other than Leases and Property Contracts permitted by this Purchase Contract) to attach to its Property between the Effective Date and the Closing Date. Any monetary lien or encumbrance so attaching by voluntary act of either Seller shall be discharged by such Seller at or prior to Closing, on the Closing Date or any postponed Closing Date. Except as expressly provided above, neither Seller shall be required to undertake efforts to remove any other lien, encumbrance, security interest, exception, objection or other matter, to make any expenditure of money or institute litigation or any other judicial or administrative proceeding and either Seller may elect not to discharge the same.

5.10. Anything to the contrary notwithstanding, Purchaser shall not have any right to terminate this Purchase Contract or object to any lien, encumbrance, exception or other matter that is a Permitted Exception, that has been waived or that has been deemed to have been waived by Purchaser.

5.11. Sellers have caused a survey to be prepared for the Properties ("Survey"). An original counterpart of the Survey has been or will be delivered to Purchaser no later than ten (10) Business Days after the Effective Date. In the event that the perimeter legal description of any Property contained in such Survey differs from that contained in the deed or deeds by which a Seller took title to its Property, the latter description shall be used in the special warranty deed or equivalent (which is attached as Exhibit A-1 and Exhibit A-2 to this Purchase Contract for each Property) delivered to Purchaser at Closing, and the Survey legal shall be used in a quitclaim deed to the applicable Property which also shall be delivered to Purchaser at Closing. Should the Survey disclose conditions that give rise to a title exception other than a Permitted Exception, Purchaser shall have the right to object thereto within the Feasibility Period in accordance with the procedures set forth in Article 4 above. Purchaser and Sellers agree to split the cost of the Survey which shall be paid on or before the Closing. Purchaser agrees to pay any additional costs relating to the Survey or any update thereto on or before the Closing. Notwithstanding the foregoing, if the transactions contemplated by this Purchase Contract do not close then Sellers shall be responsible for the full cost of the Survey.


                                    Article 6
                                    FINANCING

6.1 Purchaser assumes full responsibility to expeditiously and diligently initiate and pursue all steps necessary to obtain the funds required for settlement, and Purchaser's acquisition of such funds shall not be a contingency to Closing. It is specifically agreed that Sellers shall not be obligated to prepay the Existing Financing until the Closing Date, and then only from the proceeds of the Purchase Price.


                                    Article 7
                                     CLOSING

7.1.  Dates, Places Of Closing, Prorations, And Delinquent Rent.

7.1.1.......The  Closing  shall  take  place on August 1,  2001,  provided  that
Purchaser has not terminated this Purchase Contract pursuant to Section 4.2 hereof. The parties may mutually agree to an earlier Closing Date. Purchaser and Sellers shall conduct the Closing through an escrow with the Title Insurer in its Houston, Texas office, whereby Sellers, Purchaser and their attorneys need not be physically present at the Closing and each may deliver documents by overnight air courier or other means to the Escrow Agent.

7.1.2.......[INTENTIONALLY DELETED].

7.1.3.......All  normal and customarily  proratable  items,  including,  without limitation, Rents (as defined below), income derived from the Properties, operating expenses, personal and real property taxes, other operating expenses, and fees, shall be prorated as of midnight on the day preceding the Closing Date, Sellers being charged and credited for all of same attributable to the period up to midnight on the day preceding the Closing Date (and credited for any amounts paid by Sellers attributable to the period on or after midnight on the day preceding the Closing Date) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after midnight on the day preceding Closing Date. All unapplied security deposits under Leases, if any, shall be transferred by each Seller to Purchaser at the Closing. Purchaser shall assume at Closing the obligation to pay such security deposits to Tenants, if required under the Leases, to the extent that such security deposits are transferred or credited to Purchaser at Closing. Any real estate ad valorem or similar taxes for the Properties, or any installment of assessments payable in installments which installment is payable in the year of Closing, shall be prorated to midnight on the day preceding the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the applicable Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year and a re-proration of real estate taxes shall subsequently be performed based upon the assessed value and tax rate for the year in which the Closing occurs at the time that such information becomes available. The proration shall be final and unadjustable except-as provided in the following paragraph. For purposes of this Section 7.1.3 and Sections 7.1.4 and 7.1.5 the terms "Rent" and "Rents" shall include, without limitation, base rents, additional rents, and any other charges under the Leases. The provisions of this Section 7.1.3 shall apply during the Proration Period (as defined below).

7.1.4.......If  any of the  items  subject  to  proration  hereunder  cannot  be prorated at the Closing because the information necessary to compute such proration is unavailable, or if any errors or omissions in computing prorations at the Closing are discovered subsequent to the Closing, then such item shall be reapportioned and such errors and omissions corrected promptly after the date of such availability or discovery and the proper party reimbursed, which obligation shall survive the Closing for a period (the "Proration Period") from the Closing Date until one (l) year after the Closing Date. No party hereto shall have the right to require a recomputation of a Closing proration or a correction of an error or omission in a Closing proration unless within the Proration Period one of the parties hereto (i) has obtained the previously unavailable information or has discovered the error or omission, and (ii) has given Notice thereof to the other party together with a copy of its good faith recomputation of the proration and copies of all substantiating information used in such recomputation. The failure of a party to obtain any previously unavailable information or discover an error or omission with respect to an item subject to proration hereunder and to give Notice thereof as provided above within the Proration Period shall be deemed a waiver of its right to cause a recomputation or a correction of an error or omission with respect to such item after the Closing Date.

7.1.5.......With  respect  to  unpaid  Rent  not  more  than  thirty  (30)  days delinquent, Purchaser shall use reasonable efforts to collect the same for each Seller's benefit after the Closing in the usual course of the operation of the Properties (but Purchaser shall not be required to incur any expense in such collection effort) and such collection, if any shall be remitted to the applicable Seller (less costs and expenses of collection, if any) promptly upon receipt by Purchaser; provided Purchaser's obligation to remit such delinquent rental payments to such Seller shall terminate sixty (60) days after the Closing Date. Nothing contained herein shall operate to require Purchaser to institute any lawsuit or other collection procedure to collect such delinquent rentals. Sellers and Purchaser agree that any sums received by Purchaser from any tenant owing delinquent rentals shall first be applied to rentals and any other amounts owed to Purchaser and then to delinquent rentals with respect to the period before Closing. This provision shall survive the Closing for a period not to exceed ninety (90) days.

7.1.6.......Fuel,  water  and  sewer  service  charges,  and  charges  for  gas, electricity, telephone and all other public utilities shall be adjusted as of midnight of the day immediately preceding the Closing Date. If there are meters on any Property measuring the consumption of water, gas or electric current, each Seller shall, not more than one (1) Business Day prior to the Closing Date, cause such meters (for utilities for which such Seller, and not Tenants, is responsible) to be read and shall pay promptly all utility bills for which such Seller is liable upon receipt of statements therefor. Purchaser shall be liable for and shall pay all utility bills for services rendered after such meter readings.

7.1.7.......If  any security  deposit for a corporate  apartment  unit is in the form of a letter of credit, then the applicable Seller shall cause a replacement letter of credit to be issued and delivered to Purchaser on the Closing Date upon the same terms and conditions as the original letter of credit. If replacement letters of credit cannot be issued and delivered to Purchaser on the Closing Date, then such Seller shall deposit with Purchaser on the Closing Date cash equal to the amount of the letters of credit not replaced, to be held by Purchaser as tenant security deposits until replacement letters of credit are delivered to Purchaser.

7.1.8.......All  apartment  units  vacated for more than seven (7) Business Days must be in a "rent ready" condition. Rent ready means Seller's routine and customary preparation of units for rental in Seller's ordinary course of business.

7.2.  To Be Delivered Prior To Or At Closing.

7.2.1.......Sellers.  At Closing,  each  Seller  shall  deliver to  Purchaser, each of the following items, as applicable:

7.2.1.1.....Special  warranty or equivalent deed in the form attached as Exhibit
7.2.1.1 to Purchaser. The acceptance of the deeds at Closing, shall be deemed to be full performance of, and discharge of, every agreement and obligation on each Seller's part to be performed under this Purchase Contract, except for those that this Purchase Contract specifically provides shall survive Closing.

7.2.1.2.....A Bill of Sale,  without recourse or warranty,  in the form attached as Exhibit 7.2.1.2 covering all Property Contracts, Permits (other than Excluded Permits), and Fixtures and Tangible Personal Property required to be transferred to Purchaser with respect to such applicable Property. Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of each Seller's obligations thereunder.

7.2.1.3.....A  General  Assignment  (to the extent  assignable  and in  effect), without recourse or warranty, in the form attached hereto as Exhibit 7.2.1.3 of each Seller's right, title and interest in and to the Miscellaneous Property Assets, subject to required consents. Purchaser shall counter sign the same so as to effect an assumption by Purchaser, including, without limitation, of each Seller's obligations thereunder.

7.2.1.4.....A closing statement executed by each Seller.

7.2.1.5.....A  Seller's  Affidavit,   as  applicable,   in  the  customary  form
reasonably acceptable to each Seller and Title Insurer to enable Title Insurer to delete the standard exceptions, (other than matters constituting any Permitted Exceptions to the title insurance policies set forth in this Purchase Contract to be issued pursuant to the Title Commitment); provided that such affidavit does not subject either Seller to any greater liability, or impose any additional obligations, other than as set forth in this Purchase Contract.

7.2.1.6.....A  certification  of each Seller's  non-foreign  status  pursuant to
Section 1445 of the Internal Revenue Code of 1986, as amended, in the form attached as Exhibit 7.2.1.6.

7.2.1.7.....A letter duly executed by each Seller advising the tenants under the
Leases of the change in ownership of such Property, if requested by Purchaser.

7.2.1.8.....An  Assignment of Leases and Security  Deposits in the form attached as Exhibit 7.2.1.8 covering all Leases and Security Deposits. Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of each Seller's obligations thereunder.

7.2.1.9.....The  most current rent roll  together  with a  Certification  by the applicable Seller that such Rent Roll is in all material respects a true, correct and complete list of all the Leases currently in effect.

7.2.1.10....Notices of termination (effective as of the Closing Date) to service providers whose Property Contracts will not be assumed by Purchaser at the Closing, the identification of such providers being provided by Purchaser to such Seller during the Feasibility Period.

7.2.1.11....Original  tenant leases,  modifications and amendments to the extent in each Seller's possession or control.

7.2.1.12....All  certificates  of occupancy with respect to the Properties  that are in each Seller's possession.

7.2.1.13....A  complete  set  of  architectural,   structural,   mechanical  and
electrical plans and specifications for the Properties, to the extent in each Seller's possession or control.

7.2.1.14....Copies of all existing books, records, papers, agreements, including bookkeeping and accounting records (other than each Seller's proprietary information), which are in each Seller's possession or control relating to the applicable Property.

7.2.1.15....All keys to each  Property  which are in the  applicable  Seller's possession.

7.2.1.16....Proof  that the property management  agreements have been terminated and are of no further force and effect, if cancelable.

7.2.1.17....Resolutions,   certificates   of  good  standing,   and  such  other
organizational documents of each Seller as the Title Insurer may reasonably require evidencing each Seller's authority to consummate the transaction.

7.2.1.18....Such other instruments, documents or certificates as are required to be delivered or made available by Sellers to Purchaser in accordance with any of the other provisions of this Purchase Contract, including, without limitation,
Section 4.3 hereof, which have not already been provided to Purchaser.

7.3. Purchaser. At Closing, Purchaser shall deliver to Title Insurer (for disbursement to Sellers upon Closing) the following items with respect to the Properties being conveyed at such Closing:

7.3.1.......The  full  Purchase  Price as required by Article 3 hereof minus the
Deposit applied to the Purchase Price, plus or minus the adjustments or prorations required by this Purchase Contract. If at Closing there are any liens or encumbrances on any Property that either Seller is obligated or elects to pay and discharge, such Seller may use any portion of the Purchase Price for such Property to satisfy the same, provided that such Seller shall have delivered to Title Insurer on such Closing instruments in recordable form sufficient to satisfy such liens and encumbrances of record (or as to any mortgages, deeds to secure debt or deeds of trust, appropriate payoff letters, acceptable to the Title Insurer), together with the cost of recording or filing such instruments. The existence of any such liens or encumbrances shall not be deemed objections to title if such Seller shall comply with the foregoing requirements.

7.3.2.......A closing statement executed by Purchaser.

7.3.3.......A  countersigned  counterpart  of the  Bill of  Sale  in the  form attached as Exhibit 7.2.1.2.
            ---------------

7.3.4.......A countersigned  counterpart of the General Assignment in the form attached as Exhibit 7.2.1.3.
            ---------------

7.3.5.......A countersigned counterpart of the Assignment of Leases and Security
Deposits in the form attached as Exhibit 7.2.1.8.

7.3.6.......Such other instruments, documents or certificates as are required to be delivered by Purchaser to Sellers in accordance with any of the other provisions of this Purchase Contract.

7.4. Closing Costs. Except as otherwise provided in this Purchase Contract each party shall pay its own costs to close the purchase and sale of the Properties and Sellers and Purchaser shall each pay one-half the expenses of the Escrow Agent. Each party shall pay the fees and costs of its own attorneys and agents. Purchaser shall pay all recording costs, all costs and fees relating to the prepayment of the Existing Financing, and all transfer or similar taxes payable in connection with the transfer of real property in the jurisdiction where each Property is located.

                                   Article 8
       REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLERS ANDPURCHASER

8.1.  Representations And Warranties Of Sellers.

8.1.1.......For  the purpose of inducing  Purchaser to enter into this  Purchase
Contract and to consummate the sale and purchase of the Properties in accordance herewith, each Seller represents and warrants to Purchaser the following as of the Effective Date and as of the Closing Date:

8.1.1.1.....Each  Seller is a limited partnership,  lawfully and duly organized, validly existing and in good standing under the laws of the state of its formation set forth in the initial paragraph of this Purchase Contract; and shall at the Closing have the power and authority to sell and convey its Property and to execute the documents to be executed by such Seller and prior to Closing will have taken, as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Purchase Contract, and the consummation of the transactions contemplated by this Purchase Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any purchase contract to which any Seller is a party or by which any Seller is otherwise bound.

8.1.1.2.....To  each Seller's  knowledge,  no pending or  threatened  litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Purchase Contract or would declare illegal, invalid or non-binding such Seller's obligations or covenants to Purchaser.

8.1.1.3.....Each Seller holds title to its Property, including all real property contained therein required to be sold to Purchaser, subject only to the Permitted Exceptions applicable to such Property, Purchaser hereby agrees that the foregoing representation and warranty shall not survive the Closing but shall merge into the special warranty or equivalent deed as delivered to Purchaser by each Seller.

8.1.1.4.....There  are  no  adverse  or  other  parties  in  possession  of  the
Properties, except for occupants, guests and tenants under the Leases or otherwise as set forth in the Rent Roll for each Property.

8.1.1.5.....The  joinder of no person or entity  other than Sellers is necessary to convey the Properties, fully and completely to Purchaser at Closing, or to fulfill each Seller's obligations, and each Seller has all necessary right and authority to convey and assign to Purchaser all contract rights and warranties required to be conveyed and assigned to Purchaser hereunder with respect to its Property.

8.1.1.6.....Purchaser has no duty to collect withholding taxes for either Seller pursuant to the Foreign Investors Real Property Tax Act of 1980, as amended.

8.1.1.7.....To  each  Seller's  knowledge,  there are no  actions,  proceedings, litigation or governmental investigations or condemnation actions pending or threatened against its Property, to the transactions hereby or against such Seller relating to its Property as applicable, except as set forth in Exhibit 8.1.1.7.

8.1.1.8.....Each  Seller has no  knowledge  of any  claims for labor  performed, materials furnished or services rendered in connection with constructing, improving or repairing its Property, caused by such Seller and which remain unpaid beyond the date for which payment was due and in respect of which liens may or could be filed against its Property, except for repairs, materials or services furnished in the ordinary course of business and except as shown on the Title Commitment for such Property. Purchaser hereby agrees that the foregoing representation and warranty shall not survive the Closing but shall merge into the special warranty or equivalent deed and the "Seller's Affidavit" executed by each Seller and delivered to the Title Insurer.

8.1.1.9.....To the best of each Seller's knowledge, there are no leases, license agreements, occupancy agreements or tenancies for any space in its Property other than those Leases set forth on the rent roll for its Property (the "Rent Roll") and those Leases listed on Exhibit 8.1.1.9 attached hereto, if any. To the best of each Seller's knowledge, there are no oral agreements relating to the use or occupancy of its Property or any oral leases which will be binding upon any portion of its Property or Purchaser and the Leases delivered to Purchaser by such Seller are true and correct copies of all such Leases.

8.1.1.10....To the best of each Seller's knowledge, such Seller has not received any notice of any violation or alleged violation of any laws, regulations, or other requirements of any governmental agency or authority having jurisdiction over or affecting the its Property, to include, without limitation, notice of the violation or alleged violation of any environmental protection laws or regulations except as shown in the materials delivered or made available to Purchaser pursuant to Section 4.3.

8.1.1.11....To the best of each Seller's knowledge, with respect to its Property all commissions due on Leases or renewals of Leases have been paid in full as of the Effective Date and all tenant buildout and other obligations due to tenants under the Leases have been paid in full or otherwise have been satisfied.

8.1.1.12....To the best of each Seller's  knowledge,  the Rent Roll delivered by such Seller with respect to its Property is true and correct in all material respects.

8.1.1.13....Each  Seller shall provide  notice to Purchaser of any damage to its
Property if the cost to repair the same would reasonably exceed $50,000 as determined in such Seller's sole discretion.

8.1.1.14....Except  for the representations  and warranties  expressly set forth above in Section 8.1, or as otherwise set forth in this Purchase Contract, the Properties are expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is relying upon, no information provided by Sellers and no statements, representations or warranties, express or implied, made by or enforceable directly against either Seller, including, without limitation, any relating to the value of the Properties, the physical or environmental condition of the Properties, the state, federal, county or local law, ordinance, order, permit or suitability, compliance or lack of compliance of the Properties with any regulation, or any other attribute or matter of or relating to the Properties (other than any covenants of title contained in the deed or other conveyance instruments conveying each Property and the warranties or representations set forth in this Purchase Contract). Purchaser represents and warrants that as of the Closing Date, it shall have reviewed and conducted such independent analyses, studies, reports, investigations and inspections as it deems appropriate in connection with the Properties. If Sellers provide or have provided any documents, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Properties, Purchaser and Sellers agree that Sellers have done so or shall do so only for the convenience of the parties and any reliance by Purchaser upon any such documents, opinions or work product shall not create or give rise to any liability of or against either Seller, any Seller's partners or affiliates or any of its respective partners, officers, directors, participants, employees, contractors, attorneys, consultants, representatives, agents, successors, assigns or predecessors-in-interest. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to each Property and the warranties in the special warranty or equivalent deed for such Property. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by either Seller with respect to and future applicable zoning or building code requirements or the compliance of its Property with any other future laws, rules, ordinances or regulations, the financial earning capacity or expense history of its Property, the continuation of contracts, continued occupancy levels of its Property, or any part thereof, or the continued occupancy by tenants of any Leases or, without limiting any of the foregoing, occupancy at Closing. Purchaser hereby releases each Seller from any and all claims and liabilities relating to the foregoing matters, except as provided in Subsection 8.1.1.13.

8.1.1.15....Unless  otherwise  set forth in Section 8.1,  Sellers and  Purchaser agree that those representations contained in Section 8.1 shall survive Closing for a period of one (1) year after the Closing Date (that is, any proceeding based on the breach of a representation contained in Section 8.1 that survives Closing must be commenced within one (1) year subsequent to the Closing Date).

8.1.1.16....Any  statement  contained in the  representations  and warranties in this Section 8.1 and made to the knowledge of a Seller shall mean ONLY the actual knowledge of such Seller based upon the information communicated to such Seller with respect to its Property by the individuals listed on Exhibit
8.1.1.14 attached hereto; and otherwise any reference to the "knowledge" of any Seller shall not be deemed to imply any duty of investigation or inquiry by either Seller, and shall not be construed to include the knowledge of any member, partner, officer, director, agent, employee or representative of any Seller or any affiliate of any Seller, imputed to such Seller or constructively attributed to such Seller, other than as set forth in this Section 8.1.1.14, each Seller hereby warrants and represents to Purchaser that the persons identified in this Section 8.1.1.14 are the persons who have the most definitive knowledge with respect to each Seller and its Property.

8.2.  Representations And Warranties Of Purchaser

8.2.1.......For  the purpose of inducing each Seller to enter into this Purchase
Contract and to consummate the sale and purchase of the Properties in accordance herewith, Purchaser represents and warrants to each Seller the following as of the Effective Date and as of the Closing Date:

8.2.1.1.....With respect to Purchaser and its business,  Purchaser  represents and warrants, in particular, that:

8.2.1.2.....Purchaser  is a corporation duly organized,  validly existing and in good standing under the laws of State of Alabama. Purchaser is sophisticated and experienced in the acquisition, ownership and operation of multi-family housing projects similar to the Properties, and has full knowledge of all applicable federal, state and local laws, rules, regulations and ordinances in connection therewith.

8.2.1.3.....Purchaser,  acting  through any of its or their duly  empowered  and authorized officers, joint venturers, partners or members, has all necessary power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Purchase Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any Purchaser's officers, joint venturers, partners, managers or members is required to so empower Purchaser.

8.2.1.4.....No pending or, to the knowledge of Purchaser,  threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Purchase Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to each Seller.

8.2.1.5.....Purchaser  is duly authorized to execute and deliver, acting through its duly empowered and authorized officers, joint venturers, partners, managers and members, respectively, and perform this Purchase Contract and all documents and instruments and transactions contemplated hereby or incidental hereto, and such execution, delivery and performance by Purchaser does not (i) violate any of the provisions of their respective articles of incorporation or organization, operating agreements, partnership agreements or bylaws, (ii) violate any provision of any law, governmental rule or regulation currently in effect, (iii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect that names or is specifically directed at Purchaser or its property, and (iv) require the consent, approval, order or authorization of, or any filing with or notice to, any court or other governmental authority.

8.2.1.6.....The joinder of no person or entity other than Purchaser is necessary to consummate the transactions to be performed by Purchaser and Purchaser has all necessary right and authority to perform such acts as are required and contemplated by this Purchase Contract.

8.2.1.7.....Purchaser  will  cooperate with each Seller in obtaining the consent of the Lender to the prepayment of the Existing Financing, if required.


                                   Article 9
                         CONDITIONS PRECEDENT TO CLOSING

9.1. Purchaser's obligation to close under this Purchase Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent; provided, however, that Purchaser shall be entitled to waive any condition to Closing:

9.1.1.......All  of  the  documents  required  to be  delivered  by  Sellers  to
Purchaser at the Closing pursuant to the terms and conditions hereof shall have been delivered and shall be in form and substance reasonably satisfactory to Purchaser.

9.1.2.......Each  of the representations and warranties of each Seller contained herein shall be true in all material respects as of the Closing Date.

9.1.3.......Each  Seller shall have complied with,  fulfilled and performed each of the covenants, terms and conditions to be complied with, fulfilled or performed by such Seller hereunder;

9.1.4.......Notwithstanding  anything  to  the  contrary,  there  are  no  other conditions on Purchaser's obligation to Close except as expressly set forth above.

9.1.5.......On the Closing Date, the Title Insurer shall be prepared, subject to the payment of the applicable title insurance premium and other related charges and Purchaser's performance of its obligations hereunder, to issue to Purchaser a full coverage owner's title insurance policy, with all standard exceptions deleted (except that the standard exception for parties in possession shall be modified to read "rights of tenants as tenants only under unrecorded leases"), for each Property in compliance with the applicable Title Commitment in the form as required by Purchaser prior to the expiration of the Feasibility Period, such required form being confirmed in writing by Purchaser to each such Seller, with a copy of the required Title Commitment and endorsements attached), (including endorsements as Purchaser has required prior to the expiration of the Feasibility Period as aforesaid), together with such reinsurance and/or coinsurance and direct access agreements as may be required by Purchaser.

9.1.6.......On  the  Closing  Date,  no action  or  proceeding  shall  have been instituted before any court or governmental authority which would have a material adverse effect on either Property or the use or occupancy thereof.

9.1.7.......As  of the  Closing  Date,  each  Seller  shall  not have  pending a voluntary case, nor shall there have been commenced against either Seller an involuntary case, nor shall any Seller have consented to the appointment of a Custodian of it or for all or any substantial part of its property, nor shall a court of competent jurisdiction have entered an order or decree under any Bankruptcy Law that is for relief against any Seller in an involuntary case or appoint a Custodian of Sellers for all or any substantial part of its property. The term "Bankruptcy Law" means Title 11, U.S. Code, or any similar state law for the relief of debtors. The term "Custodian" means any receiver, trustee, assignee, liquidator or similar official under any Bankruptcy Law.

9.2. Without limiting any of the rights of Sellers elsewhere provided for in this Purchase Contract, Sellers' obligation to close with respect to conveyance of the Properties under this Purchase Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

9.2.1.......Each  of the  representations  and warranties of Purchaser contained herein shall be true in all material respects as of the Closing Date.

9.2.2.......Purchaser   shall  have  fully   performed  and  complied  with  all
covenants, conditions, and other obligations in this Purchase Contract to be performed or complied with by it at or prior to Closing including, without limitation, payment in full of the Purchase Price.

9.2.3.......There  shall not be pending or, to the knowledge of either Purchaser or Sellers,  any  litigation  or  threatened  litigation  which,  if  determined adversely, would restrain the consummation of any of the transactions contemplated by this Purchase Contract or declare illegal, invalid or non-binding any of the covenants or obligations of the Purchaser.

9.2.4.......Each  Seller shall have  received all consents and  approvals to the consummation of the transactions contemplated hereby (a) of such Seller's partners (to the extent required by the organizational or governing documents) or (b) that are required by law.

9.2.5.......All  consents required for the prepayment of the Existing Financing, which may be required, shall have been obtained all on conditions reasonably acceptable to each Seller.


                                   Article 10
                                    BROKERAGE

10.1. Sellers represent and warrant to Purchaser that they have dealt only with Harbert Realty Service and CB Richard Ellis (collectively "Broker") in connection with this Purchase Contract. Sellers and Purchaser each represent and warrant to the other that other than Broker, they have not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Purchase Contract, and each party agrees to indemnify the other party from and against all claims for brokerage commissions and finder's fees arising from or attributable to the acts of omissions of the indemnifying party, except that Purchaser shall not indemnify Sellers for any liability arising pursuant to the commission due to Broker. The provisions of this section shall survive the Closing or termination of the Purchase Contract.

10.2. Sellers agree to pay Broker a commission according to the terms of a separate agreement. Broker shall not be deemed a party or third party beneficiary of this Purchase Contract.

10.3. Broker assumes no responsibility for the condition of the Properties or representation for the performance of this Purchase Contract by the Sellers or Purchaser.

                                   Article 11
                                   POSSESSION

11.1. Possession of the Properties subject to the Permitted Exceptions and the Leases shall be delivered to Purchaser at the Closing.

                                   Article 12
                              DEFAULTS AND REMEDIES

12.1. In the Event Purchaser fails to close when obligated to do so under this Purchase Contract, Sellers and Purchaser agree that it would be impractical and extremely difficult to estimate the damages which Sellers may suffer. Therefore Sellers and Purchaser hereby agree that, except for the Purchaser's obligations to Sellers under Section 4.4, the reasonable estimate of the total net detriment that Sellers would suffer in the event that Purchaser terminates this Purchase Contract or defaults hereunder prior to the Closing Date is and shall be, as Sellers' sole and exclusive remedy (whether at law or in equity), the right to receive from the Escrow Agent and retain the full amount of the Deposit. The payment and performance of the above as liquidated damages is not intended as a forfeiture or penalty within the meaning of applicable law and is intended to settle all issues and questions about the amount of damages suffered by Sellers in the applicable event, except only for damages under Section 4.4 above, irrespective of the time when the inquiry about such damages may take place. Upon any such default by Purchaser hereunder, this Purchase Contract shall be terminated, and no party shall have any further rights or obligations hereunder, each to the other, except for the Purchaser's obligations to Sellers under
Section 4.4 and the  obligations  of Sellers and Purchaser  pursuant to Sections
10.1 and 10.2 of this Purchase Contract, and Purchaser and Sellers shall not be relieved of their respective obligations pursuant to Sections 10.1 and 10.2 of this Purchase Contract above, and the right of Sellers to collect such liquidated damages to the extent not theretofore paid by Purchaser.


      Initials for Seller                       Initials for Seller
Initials for Purchaser

12.2. If the Purchaser terminates this Purchase Contract in accordance with its terms, then this Purchase Contract shall be null and void, the Escrow Agent shall return the Deposit to the Purchaser and no party shall have any further liability or obligation to any other party under this Purchase Contract, except that Purchaser shall not be relieved of its obligations under Section 4.4 and Purchaser and Sellers shall not be relieved of their respective obligations pursuant to Section 10.1 of this Purchase Contract. If either Seller defaults in performing any covenants or agreements to be performed by such Seller under this Purchase Contract or either Seller breaches any representations or warranties made by such Seller in this Purchase Contract, Purchaser shall have the right, instead of terminating this Purchase Contract, to elect to permit this Purchase Contract to remain in effect and, in lieu of the remedies set forth in this
Section 12.2 other than the obligation to return the Deposit to Purchaser, to seek specific performance or other injunctive relief, it being agreed that Purchaser's election to terminate this Purchase Contract or make full settlement under this Purchase Contract shall not relieve such Seller of its liability for breach of any representation, warranty, covenant or agreement of such Seller. In the event that specific performance or other injunctive relief is unavailable to Purchaser, but a court determines that such Seller's refusal to close under this Purchase Contract was wrongful the Deposit shall be returned to Purchaser and, such Seller shall pay to Purchaser the actual third party out-of-pocket costs and expenses that Purchaser has incurred in connection with the negotiation and preparation of this Agreement, its due diligence investigations and the prospective purchase of its Property in an amount not to exceed a total of Twenty Thousand and 00/100 Dollars ($20,000) paid to Purchaser for both Properties and as a condition of and prior to such payment to Purchaser, Sellers shall have been provided copies of and rights to all inspections and reports.

                                   Article 13
                            RISK OF LOSS OR CASUALTY

13.1. The risk of loss or damage to either Property by fire or other casualty until the deed of conveyance is recorded for such Property is assumed by the Seller that owns such Property, provided that such Seller's responsibility shall be only to the extent of any recovery from insurance carried on such Property. In the event of the damage or destruction of all or any part of either Property, the aggregate cost to repair, replace and/or restore of which shall be Two Hundred Thousand and 00/100 Dollars ($200,000) or more (as estimated by such Seller's insurance carrier and reasonably acceptable to Purchaser) for such Property, prior to Closing, Purchaser may, at its option, exercisable by written Notice to Sellers within five (5) days after Purchaser is notified of such damage or destruction, either (i) terminate this Purchase Contract, or (ii) continue under this Purchase Contract, with no reduction in the Purchase Price, and receive any insurance proceeds due to such Seller as a result of such damage or destruction (plus a credit against the Purchase Price for the amount of any deductible with respect to such insurance proceeds), and assume responsibility for the repair of such Property. Upon completion of repairs, Purchaser shall promptly forward to such Seller proof of payment for such repairs, and any other information reasonably required by such Seller or such Seller's insurance carrier. In the event of the damage or destruction of any part of either Property prior to Closing, the aggregate cost to repair, replace and/or restore of which shall be less than Two Hundred Thousand and 00/100 Dollars ($200,000) (as estimated by such Seller's insurance carrier and reasonably acceptable to
Purchaser) for such Property, Purchaser shall have no right to terminate this Purchase Contract on account thereof, but any insurance proceeds due to such Seller as a result of such damage or destruction shall be paid or assigned to Purchaser by such Seller (plus a credit against the Purchase Price for the amount any deductible with respect to such insurance proceeds) and Purchaser shall assume the responsibility for such repair. Upon completion of repairs, Purchaser shall promptly forward to such Seller proof of payment for such repairs, and any other information reasonably required by such Seller or such Seller's insurance carrier. The obligation of Purchaser to provide requested information to such Seller shall survive Closing. Such Seller shall not, in any event, be obligated to effect any repair, replacement, and/or restoration, but shall take all necessary actions to protect and preserve the damaged improvements and shall comply with the terms and conditions of the Leases. Such Seller may elect at its option to effect a repair, replacement or restoration, in which case such Seller may apply the insurance proceeds to the costs of restoration; provided, however, that if such Seller commences restoration, it shall be obligated to complete the repair, replacement and/or restoration of the Improvements.


                                   Article 14
                               OFFER DEADLINE DATE

14.1. This Purchase Contract shall be null and void unless fully executed by Purchaser and Sellers and delivered to each of the parties on or before June 15, 2001.


                                   Article 15
                                 EMINENT DOMAIN

15.1. In the event that at the time of Closing all or any part of either Property is (or has previously been) acquired, or either Seller has received notice of any pending or threatened taking by authority of any governmental agency in purchase in lieu thereof or access to its Property would be denied or limited because of the condemnation of property adjacent to such Property (or in the event that at such time there is any notice of any such acquisition by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Purchase Contract by giving written Notice within fifteen (15) days of the occurrence of such event and recover the Deposit hereunder, or to close in accordance with the terms of this Purchase Contract for the full Purchase Price and receive the full benefit or any condemnation award.


                                   Article 16
                                  MISCELLANEOUS

16.1. Exhibits, Schedules And Riders. All Exhibits, Schedules and Riders annexed hereto are a part of this Purchase Contract for all purposes.

16.2. Assignability. This Purchase Contract is not assignable without first obtaining the prior written approval of the non-assigning party; provided, however, that Purchaser may assign this Purchase Contract prior to Closing to a partnership or partnerships or limited liability company or limited liability companies which entities shall be affiliated with Purchaser so long as (i) Purchaser is not released from its liability hereunder and (ii) Sellers consent thereto (which consent shall not be unreasonably withheld, conditioned or delayed).

16.3. Binding Effect. This Purchase Contract shall be binding upon and inure to the benefit of each Seller and Purchaser, and their respective successors, heirs and permitted assigns.

16.4. Captions.  The  captions,   headings,  and  arrangements  used  in  this
Purchase Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

16.5. Number And Gender Of Words. Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.

16.6. Notices. All notices, demands, requests and other communications required pursuant to the provisions of this Purchase Contract ("Notice") shall be in writing and shall be deemed to have been properly given or served for all purposes (i) if sent by Federal Express or the nationally recognized overnight carrier for next business day delivery, on the first business day following deposit of such Notice with such carrier, or (ii) if personally delivered, on the actual date of delivery, or (iii) if sent by certified mail, return receipt requested postage prepaid, on the fifth (5th) business day following the date of mailing, or (iv) if sent by facsimile, on the date such facsimile is sent and a confirmation of transmission is received by the sender, provided that a copy is sent by nationally recognized overnight courier on the day following the date of receipt, addressed as follows:

If to Sellers:

      [Name of Selling Entity]
      c/o AIMCO
      2000 S. Colorado Blvd.
      Suite 2-1000
      Denver, Colorado  80222
      Attention:  Mr. Harry Alcock
      FAX: (303) 691-5662
      TELEPHONE: (303) 691-4344

with a copy to:

      Argent Real Estate
      1401 Brickell Avenue, Suite 520
      Miami, FL  33131
      Attention:  David Marquette
      FAX: (305) 371-2386
      TELEPHONE: (305) 371-9299

and with a copy to:

      Powell, Goldstein, Frazer & Murphy LLP
      191 Peachtree Street, N.E.
      Sixteenth Floor
      Atlanta, GA  30303
      Attention:  Jonathan R. Shils, Esq.
      FAX: (404) 572-6999
      TELEPHONE: (404) 572-4551

If to Purchaser:

      Tigertown Investments, Inc.
      c/o Porter Properties
      472 Dean Road, #200
      Auburn, Alabama  36830
      Attention:  Mr. Philip J. Minor
      FAX: (334) 640-0817
      TELEPHONE: (334) 826-8662

with a copy to:

      Page, Scrantom, Sprouse, Tucker & Ford, P.C.
      1043 Third Avenue
      Columbus, Georgia  31901
      Attention:  Allan E. Kamensky, Esq.
      FAX: (706) 323-7519
      TELEPHONE: (706) 324-0251


      Any of the parties may designate a change of address by Notice in writing to the other parties. Whenever in this Purchase Contract the giving of Notice by mail or otherwise is required, the giving of such Notice may be waived in writing by the person or persons entitled to receive such Notice.

16.7. Governing Law And Venue. The laws of the State of Alabama shall govern the validity, construction, enforcement, and interpretation of this Purchase Contract, without resort to such state's conflict of laws provisons. All claims, disputes and other matters in question arising out of or relating to this Purchase Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in the United States District Court for the district in which the Properties are situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.

16.8. Entirety And Amendments. This Purchase Contract embodies the entire Purchase Contract between the parties and supersedes all prior Purchase Contracts and understandings, if any, relating to the Properties, and may be amended or supplemented only by an instrument in writing executed by the party against whom enforcement is sought.

16.9. Severability. If any of the provisions of this Purchase Contract is held to be illegal, invalid, or unenforceable under present or future laws, such provision shall be fully severable. The Purchase Contract shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a part of this Purchase Contract; and the remaining provisions of this Purchase Contract shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Purchase Contract. In lieu of such illegal, invalid, or unenforceable provision, there shall be added automatically as a part of this Purchase
Contract a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible to make such provision legal, valid, and enforceable.

16.10. Multiple Counterparts. This Purchase Contract may be executed in a number of identical counterparts. If so executed, each of such counterparts is to be deemed an original for all purposes and all such counterparts shall, collectively, constitute one Purchase Contract. In making proof of this Purchase Contract, it shall not be necessary to produce or account for more than one such counterparts.

16.11. Further Acts. In addition to the acts and deeds recited herein and contemplated and performed, executed and/or delivered by Sellers and Purchaser, Sellers and Purchaser agree to perform, execute and/or deliver or cause to be performed, executed and/or delivered any and all such further acts, deeds, and assurances as may be necessary to consummate the transactions contemplated hereby.

16.12. Construction. No provision of this Purchase Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Purchase Contract; the parties, being represented by counsel, having fully participated in the negotiation of this instrument.

16.13. Confidentiality. Purchaser and Sellers shall not disclose the terms and conditions contained in this Purchase Contract and shall keep the same confidential except that Purchaser and Sellers may disclose the terms and conditions of this Purchase Contract to the limited extent required to comply with federal, state or local governmental reporting requirements. Purchaser shall not disclose and shall keep the same confidential any of the information delivered or made available by Sellers to Purchaser in accordance with this Purchase Contract or obtained by Purchaser in the course of its investigations, provided that Purchaser may disclose the terms and conditions of this Purchase Contract or such information delivered, made available or obtained as aforesaid
(i) as required by law, (ii) to consummate the terms of this Purchase Contract, or any financing relating thereto, or (iii) to Purchaser's or Sellers' lenders, attorneys, accountants, engineers, consultants, partners, members, affiliates or controlling persons. Any information provided by Sellers to Purchaser under the terms of this Purchase Contract is for informational purposes only. In providing such information to Purchaser, Sellers make no representation or warranty, express, written, oral, statutory, or implied, unless expressly set forth herein, and all other representations and warranties are hereby expressly excluded. Purchaser shall not in any way be entitled to rely upon the accuracy of such information. Such information is also confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Sellers' prior written authorization, which may be granted or denied in Sellers' sole discretion.

16.14. Time Of The Essence. IT IS EXPRESSLY AGREED BY THE PARTIES HERETO THAT TIME IS OF THE ESSENCE WITH RESPECT TO THIS PURCHASE CONTRACT.

16.15. Cumulative Remedies And Waiver. Except as otherwise provided herein, no remedy herein conferred or reserved is intended to be exclusive of any other available remedy or remedies, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Purchase Contract or now or hereafter existing at law or in equity. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Purchase Contract shall be established by conduct, custom, or course of dealing.

16.16. Litigation Expenses. In the event any party hereto commences litigation against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation.

16.17.      Time  Periods.  Should  the  last day of a time  period  fall on a
weekend  or  legal  holiday,   the  next  Business  Day  thereafter  shall  be
considered the end of the time period.

16.18. Section 1031 Exchange. Notwithstanding the provisions contained in this Purchase Contract relating to the sale of the Properties, the parties acknowledge that it is the desire and intention of Sellers, if possible, to exchange one or both Properties for properties of a like kind in an exchange qualifying as a tax-free exchange under Section 1031 of the Internal Revenue Code of 1986. If requested by either Seller, Purchaser shall cooperate with such Seller in attempting to implement such exchange as hereinafter provided, at such Seller's sole cost and expense, provided that: (i) Purchaser incurs no liability, obligation, cost or expense associated with the exchange; (ii) the exchange does not affect or delay settlement of Purchaser's acquisition of the Properties as provided in this Purchase Contract; and (iii) such Seller agrees to indemnify and hold Purchaser harmless from and against all liability arising out of its cooperation in effecting the exchange as requested by such Seller.

16.19.      Lead-Based Paint Disclosure.

16.19.1. Every purchaser of an interest in residential property on which a residential dwelling was built prior to 1978 is notified that such property may present exposure to lead from lead-based paint that may place young children at risk of developing lead poisoning. Lead poisoning in young children may produce permanent neurological damage, including learning disabilities, reduced intelligence quotient, behavioral problems, and impaired memory. Lead poisoning also poses a particular risk to pregnant women. The seller of any interest in residential real property is required to provide the purchaser with any information on lead-based paint hazards from risk assessments or inspections in the seller's possession and notify the purchaser of any known lead-based paint hazards. A risk assessment or inspection for possible lead-based paint hazards in the housing located on the land is recommended prior to purchase.

16.19.2. Each Seller has no knowledge of lead-based paint and/or lead-based paint hazards in the housing located on its land. Each Seller has no reports pertaining to lead-based paint and/or lead-based paint hazards in the housing located on its Land.

16.19.3. Purchaser has received from Sellers the pamphlet Protect Your Family from Lead in Your Home.

16.19.4. Purchaser has received the opportunity to conduct a risk assessment or inspection for the presence of lead-based paint and/or lead-based paint hazards.


                                   Article 17
                           OPERATION OF THE PROPERTIES

17.1 During the period of time from the Effective Date to the Closing Date, in the ordinary course of business each Seller may enter into new Property Contracts, new Leases, renew existing Leases or modify, terminate or accept the surrender or forfeiture of any of the Leases, modify any Property Contracts, or institute and prosecute any available remedies for default under any Lease without first obtaining the written consent of Purchaser with respect to its Property; provided, however, each Seller agrees that any such new Property
Contracts in excess of $1,000 or any new or renewed Leases having a term in excess of one (1) year shall not be entered into after the Effective Date by such Seller, without Purchaser's prior written consent, such consent not to be unreasonably withheld, conditioned or delayed by Purchaser unless required by any mortgage holder. If either Seller shall enter into a new permitted Property Contract or a new Lease, or shall renew, modify, terminate or accept the surrender of any Lease, or modify any Property Contract during such time period, such Seller shall provide Purchaser with written notice of such event and a true, correct and complete copy of any new Lease or new Property Contract, or any modification of any Lease or Property Contract within two (2) Business Days after executing same. 17.2 Except as specifically set forth in this Article 17, each Seller shall operate its Property after the Effective Date in the ordinary course of business, and except as necessary in each Seller's sole discretion to address any life or safety issue at its Property, such Seller will not make any material alterations to its Property or remove any material Fixtures and Tangible Personal Property from its Property without the prior written consent of Purchaser which consent shall not be unreasonably withheld, conditioned, denied or delayed.

NOW WHEREFORE, the parties hereto have executed this Purchase Contract as of the date first set forth above.


                              SELLERS:

                              ANGELES PARTNERS IX,
                              a California limited partnership

                              By: Angeles Realty Corporation, a California corporation, its general partner


                                    By:
                                       ---------------------------
                                    Name: Harry G. Alcock
                                    Title:      Executive Vice President


                              NATIONAL PROPERTY INVESTORS 6, a California limited partnership

                              By: NPI Equity Investments, Inc., a Florida corporation, its general partner


                                    By:
                                       ---------------------------
                                    Name: Harry G. Alcock
                                    Title:      Executive Vice President





                    [SIGNATURES CONTINUED ON FOLLOWING PAGE]

                              PURCHASER:

                              TIGERTOWN INVESTMENTS, INC.,
                             an Alabama corporation


                              By:
                                 ---------------------------
                              Name:
                                    ------------------------------
                              Title:
                                     -----------------------------