Form 10QSB
period 2001-09-30
NATIONAL PROPERTY INVESTORS 6
filed 2001-11-13
CIK 708870

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

              For the quarterly period ended September 30, 2001


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

a)

                        NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001



Assets
   Cash and cash equivalents                                                $ 3,771
   Receivables and deposits                                                     758
   Restricted escrows                                                           297
   Other assets                                                               1,187
   Investment properties:
       Land                                                  $ 4,019
       Buildings and related personal property                 64,377
                                                               68,396
       Less accumulated depreciation                          (49,789)       18,607
                                                                           $ 24,620
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 88
   Tenant security deposit liabilities                                          234
   Accrued property taxes                                                       214
   Other liabilities                                                            527
   Mortgage notes payable                                                    33,702

Partners' Deficit
   General partner                                            $ (650)
   Limited partners (109,600 units
      issued and outstanding)                                  (9,495)      (10,145)
                                                                           $ 24,620


                See Accompanying Notes to Financial Statements


b)

                        NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                             2001         2000         2001        2000
Revenues:
  Rental income                            $ 2,568       $ 2,635     $ 7,798     $ 7,924
  Other income                                 231           264         645         697
  Gain on sale of investment property        1,123            --       1,123          --
    Total revenues                           3,922         2,899       9,566       8,621

Expenses:
  Operating                                  1,165         1,090       3,306       3,180
  General and administrative                   125           211         462         577
  Interest                                     621           510       1,659       1,539
  Depreciation                                 843           876       2,664       2,596
  Property taxes                               122           146         378         429
    Total expenses                           2,876         2,833       8,469       8,321

Income before extraordinary item             1,046            66       1,097         300
Extraordinary loss on early
  extinguishment of debt                      (150)           --        (249)         --

Net income                                  $ 896         $ 66        $ 848       $ 300

Net income allocated to general
  partner (1%)                               $ 9           $ 1         $ 8         $ 3
Net income allocated to limited
  partners (99%)                               887            65         840         297

                                            $ 896         $ 66        $ 848       $ 300
Per limited partnership unit:
  Income before extraordinary item          $ 9.45       $ 0.59       $ 9.91      $ 2.71
  Extraordinary loss on early
   extinguishment of debt                    (1.36)           --       (2.25)         --

Net income                                  $ 8.09       $ 0.59       $ 7.66      $ 2.71

Distribution per limited
  partnership unit                         $ 62.29       $ 1.66      $ 71.93     $ 20.01

                See Accompanying Notes to Financial Statements


c)

                        NATIONAL PROPERTY INVESTORS 6

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions       109,600       $ 1        $54,800     $ 54,801

Partners' deficit at
   December 31, 2000                 109,600      $ (578)     $(2,451)    $ (3,029)

Distributions to partners                 --         (80)      (7,884)      (7,964)

Net income for the nine months
   ended September 30, 2001               --           8          840          848

Partners' deficit at
   September 30, 2001                109,600      $ (650)     $(9,495)    $(10,145)


                See Accompanying Notes to Financial Statements


d)
                        NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2001         2000
Cash flows from operating activities:
  Net income                                                       $ 848       $ 300
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   2,664       2,596
     Amortization of loan costs                                       101         107
     Gain on sale of investment property                           (1,123)         --
     Extraordinary loss on early extinguishment of debt               249          --
     Change in accounts:
       Receivables and deposits                                       (91)       (485)
       Other assets                                                  (201)       (121)
       Accounts payable                                               (96)        (36)
       Tenant security deposit liabilities                            (44)         43
       Accrued property taxes                                          72          83
       Payable to affiliate                                            --        (916)
       Other liabilities                                              (48)         89
         Net cash provided by operating activities                  2,331       1,660

Cash flows from investing activities:
  Property improvements and replacements                           (1,212)     (1,034)
  Net withdrawals from (deposit to) restricted escrows                 70         (14)
  Net proceeds from sale of investment property                     2,682          --
         Net cash provided by (used in) investing activities        1,540      (1,048)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (52)         --
  Distributions to partners                                        (7,964)     (2,215)
  Proceeds from mortgage notes payable                             20,854          --
  Repayment of mortgage notes payable                             (13,235)         --
  Loan costs paid                                                    (666)         --
         Net cash used in financing activities                     (1,063)     (2,215)

Net increase (decrease) in cash and cash equivalents                2,808      (1,603)

Cash and cash equivalents at beginning of period                      963       2,538

Cash and cash equivalents at end of period                        $ 3,771      $ 935

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,548     $ 1,437

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

                See Accompanying Notes to Financial Statements


e)

                        NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the nine months ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $423      $433
 Reimbursement for services of affiliates (included in
   investment properties, operating and general and
   administrative expenses)                                        553       314
 Non-accountable reimbursements (included in general and
   administrative expenses)                                         95       150
 Partnership management fee (included in general and
   administrative expenses)                                         --        46
 Incentive management fee (included in gain on sale of
   investment property)                                             54        --
 Loan costs (included in other assets)                             209        --

During the nine months ended September 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $423,000 and $433,000 for the nine months ended September 30, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $553,000 and $314,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these amounts are approximately $263,000 and $17,000, respectively, of construction service reimbursements.

Also, for services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $95,000 and $150,000 for the nine months ended September 30, 2001 and 2000, respectively.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $46,000 of fees were paid in conjunction with the operating distributions made during the nine months ended September 30, 2000. No such fee was earned or paid during the nine months ended September 30, 2001.

In addition, approximately $916,000 of incentive management fees resulting from the sale of The Village Apartments in September 1998 were accrued and were previously included on the balance sheet as "payable to affiliate". These fees are payable to the Managing General Partner but were subordinate in payment to the limited partners receiving a cumulative preferred return specified in the partnership agreement. The limited partners received their cumulative preferred return with the February 2000 distribution and the Managing General Partner was paid the previously accrued incentive management fee. The Managing General Partner earned and received an incentive management fee of approximately $54,000 as a result of the sale of Panorama Terrace II Apartments in August 2001.

In connection with the June 2001 refinancing of Colony of Kenilworth Apartments, the Partnership paid approximately $144,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. In connection with the September 2001 refinancing of Place du Plantier Apartments, the Partnership paid approximately $65,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. These amounts are recorded as loan costs and included in other assets on the accompanying balance sheet. The loan costs are being amortized over the lives of the respective mortgages.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 70,854 limited partnership units in the Partnership representing 64.65% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.65% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, an affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

Note C - Distributions

During the nine months ended September 30, 2001, the Partnership distributed cash to the partners of approximately $1,066,000 (approximately $1,056,000 to the limited partners or $9.63 per limited partnership unit) from operations, proceeds from the refinancing of the mortgage encumbering Colony at Kenilworth Apartments of approximately $5,922,000 (approximately $5,862,000 to the limited partners or $53.49 per limited partnership unit) and proceeds from the sale of Panorama Terrace II Apartments of approximately $976,000 (approximately $966,000 to the limited partners or $8.81 per limited partnership unit). Subsequent to September 30, 2001 the Partnership distributed cash to the partners consisting of approximately $2,432,000 (approximately $2,407,000 to the limited partners or $21.96 per limited partnership unit) from the proceeds from the refinancing of the mortgage encumbering Place du Plantier Apartments, approximately $178,000 (approximately $176,000 to the limited partners or $1.61 per limited partnership unit) of remaining proceeds from the sale of Panorama Terrace II Apartments and approximately $673,000 (approximately $666,000 to the limited partners or $6.08 per limited partnership unit) from operations. During the nine months ended September 30, 2000, the Partnership paid cash distributions from operations of approximately $2,215,000 (approximately $2,193,000 to the limited partners or $20.01 per limited partnership unit) to the partners.

Note D - Refinancing of Mortgage Note Payable

On June 28, 2001, the Partnership refinanced the mortgage encumbering Colony at Kenilworth Apartments. The refinancing replaced the first mortgage indebtedness of approximately $7,985,000 with a new mortgage of $14,400,000. The mortgage was refinanced at a rate of 7.58% compared to a prior rate of 7.33% and matures on July 1, 2021 at which time the mortgage will be fully amortized. Debt service payments began in August 2001. In connection with the refinancing, the Partnership incurred loan costs of approximately $458,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. The Partnership wrote off approximately $99,000 in unamortized loan costs resulting in an extraordinary loss on the early extinguishment of debt.

On September 28, 2001, the Partnership refinanced the mortgage note encumbering Place du Plantier Apartments. The refinancing replaced the first mortgage indebtedness of approximately $3,800,000 with a new mortgage of $6,454,000. The mortgage was refinanced at a rate of 7.08% compared to a prior rate of 7.33% and matures on October 1, 2021 at which time the mortgage will be fully amortized. In connection with the refinancing, the Partnership incurred loan costs of approximately $208,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. A completion repair escrow of approximately $15,000 was also established with the lender at the time of refinancing. The Partnership wrote off approximately $43,000 in unamortized loan costs resulting in an extraordinary loss on the early extinguishment of debt.

An affiliate of AIMCO has been designated as guarantor of these mortgages.

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

Note F - Sale of Investment Property

On August 2, 2001, the Partnership sold Panorama Terrace II Apartments to an unrelated third party, for net proceeds of approximately $2,682,000 after payment of closing costs. The Partnership realized a gain of approximately $1,123,000 as a result of the sale. The Partnership used $1,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $107,000 as a result of unamortized loan costs being written off and a prepayment penalty.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Ski Lodge Apartments                          91%        91%
         Montgomery, Alabama
      Place du Plantier Apartments                  91%        91%
         Baton Rouge, Louisiana
      Fairway View Apartments                       92%        95%
         Baton Rouge, Louisiana (1)
      Colony at Kenilworth Apartments               91%        96%
         Towson, Maryland (1)
      Alpine Village Apartments                     93%        95%
         Birmingham, Alabama

(1) The Managing General Partner attributes the decrease in occupancy at Fairway View Apartments and Colony of Kenilworth Apartments to variations in student population which is the bulk of their clientele.

Results of Operations

The Partnership's net income was approximately $848,000 and $300,000 for the nine months ended September 30, 2001 and 2000, respectively, and was approximately $896,000 and $66,000 for the three months ended September 30, 2001 and 2000, respectively. The increase in net income for the three and nine months ended September 30, 2001 was primarily attributable to the gain on the sale of Panorama Terrace II Apartments partially offset by an extraordinary loss on early extinguishment of debt in connection with the refinancing of the mortgage notes encumbering Colony at Kenilworth Apartments and Place du Plantier Apartments and the payoff of the mortgage note encumbering Panorama Terrace II Apartments. Excluding the gain on the sale and the operations of Panorama Terrace II Apartments, the Partnership recognized income before the extraordinary loss on the early extinguishment of debt of approximately $13,000 and $354,000 for the nine months ended September 30, 2001 and 2000, respectively. Excluding the gain on the sale and the operations of Panorama Terrace II Apartments, the Partnership recognized a loss before the extraordinary loss on the early extinguishment of debt of approximately $96,000 for the three months ended September 30, 2001 and income of approximately $120,000 for the three months ended September 30, 2000. The decrease in income before the extraordinary loss on the early extinguishment of debt is due to a decrease in total revenues and an increase in total expenses.

The decrease in total revenues is due to decreases in rental and other income. Rental income decreased due to a decrease in occupancy at three of the Partnership's properties and a decrease in the average rental rate at two of the Partnership's properties partially offset by increased average rental rates at three properties and a decrease in concessions at all properties except Alpine Village Apartments. Other income decreased due to decreases in telephone charges at all properties, pet fees and cleaning and damage fees at Colony at Kenilworth Apartments, and laundry income at Colony at Kenilworth Apartments, Fairway View Apartments and Place du Plantier Apartments partially offset by an increase in cable television charges at Ski Lodge Apartments and Colony at Kenilworth Apartments and an increase in interest income due to higher balances being maintained in interest bearing accounts.

The increase in total expenses was primarily due to increases in operating, interest and depreciation expenses partially offset by a decrease in general and administrative expense. The increase in operating expense is due to increases in property and insurance expenses partially offset by a decrease in maintenance expense. Property expense increased primarily due to increases in administrative and maintenance salaries as well as other employee related expenses at all of the properties except Ski Lodge Apartments, overall utilities costs, and contract courtesy patrol at all the properties except Fairway View Apartments. Insurance expense increased due to higher insurance premiums at all properties. Maintenance expense decreased primarily due to decreases in contract interior painting at Ski Lodge Apartments and Fairway View Apartments, snow removal at Colony at Kenilworth Apartments, contract repairs at Alpine Village Apartments and Colony at Kenilworth Apartments and interior building improvements at all of the investment properties. Depreciation expense increased due to new assets being placed in service during the past 12 months. The increase in interest expense is primarily due to the refinancing of the mortgage encumbering Colony at Kenilworth Apartments at a higher principal balance.

General and administrative expenses decreased primarily due to a decrease in Partnership management fees paid as a result of a decrease in operating cash distributions during 2001 as compared to 2000. Included in general and administrative expenses at both September 30, 2001 and 2000 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expense were costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

On August 2, 2001, the Partnership sold Panorama Terrace II Apartments to an unrelated third party, for net proceeds of approximately $2,682,000 after payment of closing costs. The Partnership realized a gain of approximately $1,123,000 as a result of the sale. The Partnership used $1,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $107,000 as a result of unamortized loan costs being written off and a prepayment penalty.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $3,771,000 as compared to approximately $935,000 at September 30, 2000. For the nine months ended September 30, 2001, cash and cash equivalents increased by approximately $2,808,000 from the Partnership's year ended December 31, 2000. The increase in cash and cash equivalents is due to approximately $1,540,000 of cash provided by investing activities and approximately $2,331,000 of cash provided by operating activities partially offset by approximately $1,063,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Panorama Terrace II Apartments and net withdrawals from restricted escrows partially offset by property improvements and replacements. Cash used in financing activities consists of distributions to partners, payoff of existing loans and recognizing new loan costs connected to the refinancing of Colony at Kenilworth Apartments and Place du Plantier Apartments, the payoff of existing loans connected with the sale of Panorama Terrace II Apartments and principal payments on the mortgage encumbering Colony at Kenilworth Apartments partially offset by the proceeds from the refinancing of Colony at Kenilworth Apartments and Place du Plantier Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Ski Lodge Apartments

Approximately $572,000 has been budgeted for 2001 for capital improvements at Ski Lodge Apartments consisting primarily of floor covering replacements, appliance replacements, wall coverings, parking lot improvements, interior decorating and structural improvements. The Partnership completed approximately $431,000 of budgeted capital expenditures at Ski Lodge Apartments as of September 30, 2001, consisting primarily of interior decorating, structural enhancements, air conditioning replacements, plumbing improvements, major landscaping, and floor covering replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Place du Plantier Apartments

Approximately $148,000 has been budgeted for 2001 for capital improvements at Place du Plantier Apartments consisting primarily of floor covering replacements, appliance replacements, and structural improvements. The Partnership completed approximately $152,000 of budgeted and non-budgeted capital expenditures at Place du Plantier Apartments as of September 30, 2001, consisting primarily of roof replacement, appliance and floor covering replacements and major landscaping. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway View I Apartments

Approximately $199,000 has been budgeted for 2001 for capital improvements at Fairway View I Apartments consisting primarily of floor covering replacements, appliance replacements, HVAC upgrades, swimming pool improvements, and structural improvements. The Partnership completed approximately $90,000 of budgeted capital expenditures at Fairway View I Apartments as of September 30, 2001, consisting primarily of structural enhancements, and floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Colony at Kenilworth Apartments

Approximately $578,000 has been budgeted for 2001 for capital improvements at Colony at Kenilworth Apartments consisting primarily of roof replacements, floor covering replacements, appliance replacements, HVAC replacements, and other building improvements. The Partnership completed approximately $253,000 of budgeted capital expenditures at Colony at Kenilworth Apartments as of September 30, 2001, consisting primarily of HVAC replacements, appliance and floor covering replacements, swimming pool upgrades, electrical upgrades, lighting, water heaters, maintenance equipment, roof replacements, plumbing upgrades and structural improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Alpine Village Apartments

Approximately $152,000 has been budgeted for 2001 for capital improvements at Alpine Village Apartments consisting primarily of appliance replacements, plumbing improvements, other building improvements, and floor covering replacements. The Partnership completed approximately $137,000 of budgeted capital expenditures at Alpine Village Apartments as of September 30, 2001,
consisting primarily of floor covering replacements, furniture and fixture enhancements, plumbing improvements, and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Panorama Terrace II Apartments

Prior to its sale on August 2, 2001, the Partnership completed approximately $63,000 of capital expenditures at Panorama Terrace II Apartments consisting primarily of floor covering replacements, plumbing upgrades, major landscaping, and other building improvements. These improvements were funded from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of $12,900,000 encumbering Ski Lodge Apartments, Fairway View Apartments and Alpine Village Apartments requires interest payments only with the full payment of principal due in November 2003. The mortgage indebtedness of approximately $20,802,000 encumbering Colony at Kenilworth Apartments and Place du Plantier Apartments is being amortized over 20 years, with maturity dates of July 2021 and October 2021, respectively, at which time they will be fully amortized. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Colony at Kenilworth Apartments. The refinancing replaced the first mortgage indebtedness of approximately $7,985,000 with a new mortgage of $14,400,000. The mortgage was refinanced at a rate of 7.58% compared to a prior rate of 7.33% and matures on July 1, 2021 at which time the mortgage will be fully amortized. Debt service payments began in August 2001. In connection with the refinancing, the Partnership incurred loan costs of approximately $458,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. The Partnership wrote off approximately $99,000 in unamortized loan costs resulting in an extraordinary loss on the early extinguishment of debt.

On September 28, 2001, the Partnership refinanced the mortgage note encumbering Place du Plantier Apartments. The refinancing replaced the first mortgage indebtedness of approximately $3,800,000 with a new mortgage of $6,454,000. The mortgage was refinanced at a rate of 7.08% compared to a prior rate of 7.33% and matures on November 1, 2021 at which time the mortgage will be fully amortized. In connection with the refinancing, the Partnership incurred loan costs of approximately $208,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. A completion repair escrow of approximately $15,000 was also established with the lender at the time of refinancing. The Partnership wrote off approximately $43,000 in unamortized loan costs resulting in an extraordinary loss on the early extinguishment of debt.

An affiliate of AIMCO has been designated as guarantor of these mortgages.

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

During the nine months ended September 30, 2001, the Partnership distributed cash to the partners of approximately $1,066,000 (approximately $1,056,000 to the limited partners or $9.63 per limited partnership unit) from operations, proceeds from the refinancing of the mortgage encumbering Colony at Kenilworth Apartments of approximately $5,922,000 (approximately $5,862,000 to the limited partners or $53.49 per limited partnership unit) and proceeds from the sale of Panorama Terrace II Apartments of approximately $976,000 (approximately $966,000 to the limited partners or $8.81 per limited partnership unit). Subsequent to September 30, 2001 the Partnership distributed cash to the partners consisting of approximately $2,432,000 (approximately $2,407,000 to the limited partners or $21.96 per limited partnership unit) from the proceeds from the refinancing of the mortgage encumbering Place du Plantier Apartments, approximately $178,000 (approximately $176,000 to the limited partners or $1.61 per limited partnership unit) of remaining proceeds from the sale of Panorama Terrace II Apartments and approximately $673,000 (approximately $666,000 to the limited partners or $6.08 per limited partnership unit) from operations. During the nine months ended September 30, 2000, the Partnership paid cash distributions from operations of approximately $2,215,000 (approximately $2,193,000 to the limited partners or $20.01 per limited partnership unit) to the partners. The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 70,854 limited partnership units in the Partnership representing 64.65% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.65% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, an affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 10.32, Multifamily Note dated September 27, 2001 between National Property Investors 6, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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



                                    NATIONAL PROPERTY INVESTORS 6


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller


                                    Date:

                                                        FHLMC Loan No. 002692481
                                                   Place du Plantier Apartments

                                MULTIFAMILY NOTE
                     (MULTISTATE - REVISION DATE 11-01-2000)


US $6,454,000.00                                      As of September 27, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Six Million Four Hundred Five Four Thousand and 00/100 Dollars (US $6,454,000.00), with interest on the unpaid principal balance at the annual rate of Seven and Eighty Hundreths percent (7.080%).

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

      (b) Consecutive monthly installments of principal and interest, each in the amount of One Hundred One Thousand Nine Hundred Fifteen and 61/100 Dollars (US $101,915.61), shall be payable on the first day of each month beginning on November 1, 2001, until the entire unpaid principal balance evidenced by this
Note is fully paid.

      (c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on October 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

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

                                  NATIONAL PROPERTIES INVESTORS 6, a California limited partnership

                                   By: NPI Equity Investments, Inc., a Florida corporation, its general partner




                                    By:_______________________________________
                                       Patti K. Fielding
                                       Senior Vice President


                                   133140346
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF
_________________________________, WITHOUT
RECOURSE, THIS 27th DAY OF SEPTEMBER, 2001.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation



By:_________________________________
   Robert D. Falese, III
   Vice President

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