Form 10KSB
period 2001-12-31
NATIONAL PROPERTY INVESTORS 6
filed 2002-03-25
CIK 708870

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $12,522,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

Item 1.     Description of Business

National Property Investors 6 (the "Partnership" or "Registrant") is a California limited partnership formed on October 15, 1982. The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO. The partnership agreement provides that the Partnership is to terminate on December 31, 2006, unless terminated prior to such date.

The Partnership, through its public offering of Limited Partnership Units, sold 109,600 units aggregating $54,800,000. The general partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. The Partnership is engaged in the business of operating and holding real estate properties for investment. The Partnership currently owns and operates five apartment complexes (see "Item 2. Description of Properties").

The Partnership has no full time employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. These services were provided by an affiliate of the Managing General Partner for the years ended December 31, 2001 and 2000.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

There have been, and it is possible there may be other, Federal, state and local, legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

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

Place du Plantier Apartments       05/01/84  Fee ownership, subject to   Apartment
  Baton Rouge, Louisiana                     first mortgage              268 units

Fairway View I Apartments          05/31/84  Fee ownership, subject to   Apartment
  Baton Rouge, Louisiana                     first mortgage              242 units

Colony at Kenilworth Apartments    03/15/84  Fee ownership, subject to   Apartment
  Towson, Maryland                           first mortgage              383 units

Alpine Village Apartments          10/16/84  Fee ownership, subject to   Apartment
  Birmingham, Alabama                        first mortgage              160 units

On August 2, 2001, the Partnership sold Panorama Terrace II Apartments to an unrelated third party, for net proceeds of approximately $2,614,000 after payment of closing costs. The Partnership realized a gain of approximately $1,174,000 as a result of the sale. The Partnership used $1,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $107,000 as a result of unamortized loan costs being written off and a prepayment penalty.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                          Gross
                        Carrying   Accumulated                             Federal
Properties                Value    Depreciation     Rate      Method      Tax Basis
                             (in thousands)                            (in thousands)

Ski Lodge                $16,760     $13,269     5-27.5 yrs    S/L         $ 2,277
Place du Plantier         11,536       8,573     5-27.5 yrs    S/L           2,241
Fairway View I            10,488       7,418     5-27.5 yrs    S/L           1,929
Colony at Kenilworth      23,783      17,030     5-27.5 yrs    S/L           5,099
Alpine Village             6,049       4,252     5-27.5 yrs    S/L           1,512
        Totals           $68,616     $50,542                               $13,058

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                        Principal
                          Balance At      Stated                             Balance
                         December 31,    Interest    Period    Maturity       Due At
Properties                   2001          Rate    Amortized     Date      Maturity (2)
                        (in thousands)                                    (in thousands)

Ski Lodge                   $ 6,800       7.33%       (1)      11/01/03      $ 6,800
Place du Plantier             6,429       7.09%      20 yrs    10/01/21           --
Fairway View I                5,200       7.01%      20 yrs    12/01/21           --
Colony at Kenilworth         14,270       7.58%      20 yrs    07/01/21           --
Alpine Village                2,100       7.33%       (1)      11/01/03        2,100
        Totals              $34,799                                          $ 8,900

(1)   Loan requires payments of interest only.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Colony at Kenilworth Apartments. The refinancing replaced the mortgage indebtedness of approximately $7,985,000 with a new mortgage of $14,400,000. The mortgage was refinanced at a rate of 7.58% compared to a prior rate of 7.33% and matures on July 1, 2021 at which time the mortgage will be fully amortized. Debt service payments began in August 2001. In connection with the refinancing, the Partnership incurred loan costs of approximately $455,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. The Partnership wrote off approximately $99,000 in unamortized loan costs resulting in an extraordinary loss on the early extinguishment of debt.

On September 28, 2001, the Partnership refinanced the mortgage note encumbering Place du Plantier Apartments. The refinancing replaced the mortgage indebtedness of approximately $3,800,000 with a new mortgage of $6,454,000. The mortgage was refinanced at a rate of 7.09% compared to a prior rate of 7.33% and matures on October 1, 2021 at which time the mortgage will be fully amortized. In connection with the refinancing, the Partnership incurred loan costs of approximately $212,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. A completion repair escrow of approximately $15,000 was also established with the lender at the time of refinancing. The Partnership wrote off approximately $43,000 in unamortized loan costs resulting in an extraordinary loss on the early extinguishment of debt.

On November 30, 2001, the Partnership refinanced the mortgage note encumbering Fairway View I Apartments. The refinancing replaced the mortgage indebtedness of approximately $4,000,000 with a new mortgage of $5,200,000. The mortgage was refinanced at a rate of 7.01% compared to a prior rate of 7.33% and matures on December 1, 2021 at which time the mortgage will be fully amortized. In connection with the refinancing, the Partnership incurred loan costs of approximately $178,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. A completion repair escrow of approximately $241,000 was also established with the lender at the time of refinancing. The Partnership wrote off approximately $39,000 in unamortized loan costs resulting in an extraordinary loss on the early extinguishment of debt.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for each property:

                                      Average Annual             Average Annual
                                       Rental Rates                 Occupancy
                                        (per unit)
Properties                         2001            2000         2001        2000

Ski Lodge                         $5,130          $5,283         92%         92%
Place du Plantier                  7,073           6,907         93%         93%
Fairway View I                     6,807           6,980         93%         95%
Colony at Kenilworth (1)           9,836           9,320         92%         96%
Alpine Village                     6,510           6,325         92%         93%

(1) The Managing General Partner attributes the decrease in occupancy at Colony at Kenilworth Apartments to variations in student population.

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

Real estate taxes and rates in 2001 for each property were:

                                                2001            2001
                                               Billing          Rate
                                           (in thousands)

       Ski Lodge                                $ 96            3.45%
       Place du Plantier                          45           10.40%
       Fairway View I                             55           10.40%
       Colony at Kenilworth                      264            1.91%
       Alpine Village                             50            7.26%

Capital Improvements

Ski Lodge Apartments

For 2001, the Partnership completed approximately $517,000 of capital improvements at Ski Lodge Apartments consisting primarily of parking area improvements, plumbing improvements, interior decorating, structural enhancements, air conditioning replacements, plumbing improvements, major landscaping, and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $156,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Panorama Terrace II Apartments

Prior to its sale on August 2, 2001, the Partnership completed approximately $63,000 in capital improvements at Panorama Terrace II Apartments consisting primarily of floor covering replacements, plumbing upgrades, major landscaping, and other building improvements. These improvements were funded from operating cash flow.

Place du Plantier Apartments

For 2001, the Partnership completed approximately $246,000 of capital improvements at Place du Plantier Apartments consisting primarily of roof replacement, appliance and floor covering replacements and building improvements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $80,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

During 2001, a net casualty gain of approximately $64,000 was recorded at Place du Plantier Apartments due to a wind storm. This gain was a result of the receipt of approximately $69,000 of insurance proceeds and the write-off of the net book value of the destroyed assets totaling approximately $5,000.

Fairway View I Apartments

For 2001, the Partnership completed approximately $197,000 of capital improvements at Fairway View I Apartments consisting primarily of building improvements, structural enhancements and floor covering and appliance replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $72,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

During 2001, a net casualty gain of approximately $102,000 was recorded at Fairway View I Apartments due to a wind storm. This gain was a result of the receipt of approximately $111,000 of insurance proceeds and the write-off of the net book value of the destroyed assets totaling approximately $9,000.

Colony at Kenilworth Apartments

For 2001, the Partnership completed approximately $269,000 of capital improvements at Colony at Kenilworth Apartments consisting primarily of HVAC replacements, appliance and floor covering replacements, swimming pool upgrades, water heaters, maintenance equipment, roof replacements, plumbing upgrades and structural improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $114,900. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Alpine Village Apartments

For 2001, the Partnership completed approximately $155,000 of capital improvements at Alpine Village Apartments consisting primarily of floor covering replacements, furniture and fixture enhancements, plumbing improvements, and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $48,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2001.


                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 109,600 Limited Partnership Units aggregating $54,800,000. As of December 31, 2001, the Partnership had 109,600 units outstanding held by 2,271 limited partners of record. Affiliates of the Managing General Partner owned 70,905 units or 64.69% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001 (see "Item 6. Management's Discussion and Analysis of Operation" for further details):

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/00 - 12/31/00             $ 2,711 (1)           $ 24.49
       01/01/01 - 12/31/01              12,005 (2)            108.44

(1)   Consists of cash from operations.

(2) Consists of approximately $1,737,000 of cash from operations, $9,114,000 from refinancing proceeds of Colony at Kenilworth, Place du Plantier and Fairway View I and $1,154,000 from the sale of Panorama Terrace II.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 70,905 limited partnership units in the Partnership representing 64.69% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.69% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, an affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2001, was approximately $1,036,000 compared to net income of approximately $463,000 for the year ended December 31, 2000. The increase in net income for the year ended December 31, 2001 was primarily attributable to the gain on the sale of Panorama Terrace II Apartments and casualty gains at both Place du Plantier Apartments and Fairway View I Apartments partially offset by an extraordinary loss on early extinguishment of debt in connection with the refinancing of the mortgage notes encumbering Colony at Kenilworth Apartments, Place du Plantier Apartments and Fairway View I Apartments and the payoff of the mortgage note encumbering Panorama Terrace II Apartments.

On August 2, 2001, the Partnership sold Panorama Terrace II Apartments to an unrelated third party, for net proceeds of approximately $2,614,000 after payment of closing costs. The Partnership realized a gain of approximately $1,174,000 as a result of the sale. The Partnership used $1,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $107,000 as a result of unamortized loan costs being written off and a prepayment penalty.

During 2001, a net casualty gain of approximately $64,000 was recorded at Place du Plantier Apartments due to a wind storm. This gain was a result of the receipt of approximately $69,000 of insurance proceeds and the write-off of the net book value of the destroyed assets totaling approximately $5,000.

During 2001, a net casualty gain of approximately $102,000 was recorded at Fairway View I Apartments due to a wind storm. This gain was a result of the receipt of approximately $111,000 of insurance proceeds and the write-off of the net book value of the destroyed assets totaling approximately $9,000.

Excluding the gain on the sale and the operations of Panorama Terrace II Apartments and the casualty gains, the Partnership recognized income before the extraordinary loss on the early extinguishment of debt of approximately $42,000 and $544,000 for the years ended December 31, 2001 and 2000, respectively. The decrease in income before the extraordinary loss on the early extinguishment of debt is due to a decrease in total revenues and an increase in total expenses.

The decrease in total revenues is due to decreases in rental and other income. Rental income decreased due to a decrease in occupancy at three of the Partnership's properties and a decrease in the average rental rate at two of the Partnership's properties partially offset by increased average rental rates at three properties and a decrease in concessions at all properties except Alpine Village Apartments. Other income decreased due to decreases in pet fees, cleaning and damage fees, lease cancellation fees, and laundry income at Colony at Kenilworth Apartments partially offset by an increase in utility reimbursements at Ski Lodge Apartments.

The increase in total expenses was due to increases in operating, interest and depreciation expenses partially offset by a decrease in general and administrative expense. The increase in operating expense is primarily due to an increase in insurance expense partially offset by a decrease in maintenance expense. The increase in insurance expense is due to an increase in insurance premiums at all of the investment properties. Maintenance expense decreased primarily due to decreases in contract interior painting at Ski Lodge Apartments and Fairway View Apartments, snow removal at Colony at Kenilworth Apartments, contract repairs at Alpine Village Apartments and Colony at Kenilworth Apartments and interior building improvements at all of the investment properties. Depreciation expense increased due to new assets being placed in service during the past 12 months. The increase in interest expense is primarily due to the refinancing of the mortgage encumbering Colony at Kenilworth Apartments, Place du Plantier Apartments and Fairway View I Apartments at higher principal balances.

The decrease in general and administrative expense is primarily due to a decrease in Partnership management fees paid with distributions from operations. Included in general and administrative expenses at both December 31, 2001 and 2000 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expense were costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $813,000 as compared to approximately $963,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $150,000 is due to approximately $4,186,000 of cash used in financing activities partially offset by approximately $1,085,000 of cash provided by investing activities and approximately $2,951,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, principal payments on the mortgages encumbering the Partnership's properties, payoff of the mortgage note in connection with the sale of Panorama Terrace II and payoff of the existing mortgages and new loan costs at Colony at Kenilworth, Place du Plantier and Fairway View I in connection with the refinancing of the mortgages encumbering these properties partially offset by the refinance proceeds from these new mortgages. Cash provided by investing activities consisted of proceeds from the sale of Panorama Terrace II and insurance proceeds partially offset by property improvements and net deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $472,500. Additional improvements may be considered and will depend on the physical condition of the property, as well as Partnership reserves and anticipated cash flow generated by each properties. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Colony at Kenilworth Apartments. The refinancing replaced the mortgage indebtedness of approximately $7,985,000 with a new mortgage of $14,400,000. The mortgage was refinanced at a rate of 7.58% compared to a prior rate of 7.33% and matures on July 1, 2021 at which time the mortgage will be fully amortized. Debt service payments began in August 2001. In connection with the refinancing, the Partnership incurred loan costs of approximately $455,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. The Partnership wrote off approximately $99,000 in unamortized loan costs resulting in an extraordinary loss on the early extinguishment of debt.

On September 28, 2001, the Partnership refinanced the mortgage note encumbering Place du Plantier Apartments. The refinancing replaced the mortgage indebtedness of approximately $3,800,000 with a new mortgage of $6,454,000. The mortgage was refinanced at a rate of 7.09% compared to a prior rate of 7.33% and matures on October 1, 2021 at which time the mortgage will be fully amortized. In connection with the refinancing, the Partnership incurred loan costs of approximately $212,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. A completion repair escrow of approximately $15,000 was also established with the lender at the time of refinancing. The Partnership wrote off approximately $43,000 in unamortized loan costs resulting in an extraordinary loss on the early extinguishment of debt.

On November 30, 2001, the Partnership refinanced the mortgage note encumbering Fairway View I Apartments. The refinancing replaced the mortgage indebtedness of approximately $4,000,000 with a new mortgage of $5,200,000. The mortgage was refinanced at a rate of 7.01% compared to a prior rate of 7.33% and matures on December 1, 2021 at which time the mortgage will be fully amortized. In connection with the refinancing, the Partnership incurred loan costs of approximately $178,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. A completion repair escrow of approximately $241,000 was also established with the lender at the time of refinancing. The Partnership wrote off approximately $39,000 in unamortized loan costs resulting in an extraordinary loss on the early extinguishment of debt.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of $34,799,000 is amortized over varying periods with required balloon payments on two properties due in 2003. The remaining mortgages will be fully amortized in 2021. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

During the year ended December 31, 2001, the Partnership distributed approximately $12,005,000 (approximately $11,885,000 to the limited partners or $108.44 per limited partnership unit). Of this, approximately $1,737,000 (approximately $1,720,000 to the limited partners or $15.69 per limited partnership unit) was from operations, approximately $1,154,000 (approximately $1,143,000 to the limited partners or $10.43 per limited partnership unit) from the sale of Panorama Terrace II Apartments, and approximately $9,114,000 (approximately $9,022,000 to the limited partners or $82.32 per limited partnership unit) from the refinancing proceeds of Colony at Kenilworth Apartments, Place du Plantier Apartments, and Fairway View I Apartments. During the year ended December 31, 2000, the Partnership distributed approximately $2,711,000 (approximately $2,684,000 to the limited partners or $24.49 per limited partnership unit) to the partners from operations. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the year 2002 or subsequent periods.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 70,905 limited partnership units in the Partnership representing 64.69% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.69% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, an affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS 6

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2001

      Statements of Operations - Years ended December 31, 2001 and 2000

      Statements of Changes in Partners' Deficit - Years ended December 31, 2001 and 2000

      Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 6


We have audited the accompanying balance sheet of National Property Investors 6 as of December 31, 2001, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 6 at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                        NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                 $   813
   Receivables and deposits                                                      837
   Restricted escrows                                                            543
   Other assets                                                                1,212
   Investment properties (Notes B and E):
      Land                                                    $ 4,019
      Buildings and related personal property                   64,597
                                                                68,616
      Less accumulated depreciation                            (50,542)       18,074
                                                                            $ 21,479
Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                        $ 38
      Tenant security deposits payable                                           237
      Accrued property taxes                                                      38
      Other liabilities                                                          365
      Mortgage notes payable (Note B)                                         34,799

Partners' Deficit
   General partner                                             $ (688)
   Limited partners (109,600 units issued and
      outstanding)                                             (13,310)      (13,998)
                                                                            $ 21,479

              See Accompanying Notes to Financial Statements


                        NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                             Years Ended December 31,
                                                               2001            2000
Revenues:
   Rental income                                             $ 10,334        $10,571
   Other income                                                   848            925
   Casualty gain (Note F)                                         166             --
   Gain on sale of investment property (Note H)                 1,174              --
      Total revenues                                           12,522          11,496

Expenses:
   Operating                                                    4,229           4,195
   General and administrative                                     648             747
   Depreciation                                                 3,523           3,484
   Interest                                                     2,283           2,059
   Property taxes                                                 515             548
      Total expenses                                           11,198          11,033

Income before extraordinary item                                1,324             463

Extraordinary loss on early extinguishment of debt
   (Notes B and H)                                               (288)             --

Net income (Note C)                                           $ 1,036         $ 463

Net income allocated to general partner (1%)                   $ 10            $ 5
Net income allocated to limited partners (99%)                  1,026             458

                                                              $ 1,036         $ 463
Per limited partnership unit:
   Income before extraordinary item                           $ 11.96         $ 4.18
   Extraordinary loss on early extinguishment of debt           (2.60)             --

Net income                                                    $ 9.36          $ 4.18

Distributions per limited partnership unit                   $ 108.44        $ 24.49

              See Accompanying Notes to Financial Statements


                        NATIONAL PROPERTY INVESTORS 6

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                       (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions         109,600         $ 1       $ 54,800    $ 54,801

Partners' deficit at
  December 31, 1999                    109,600        $ (556)     $ (225)     $ (781)

Distributions to partners                   --            (27)     (2,684)     (2,711)

Net income for the year ended
  December 31, 2000                         --              5         458         463

Partners' deficit at
  December 31, 2000                    109,600           (578)     (2,451)     (3,029)

Distribution to partners                    --           (120)    (11,885)    (12,005)

Net income for the year ended
  December 31, 2001                         --             10       1,026       1,036

Partners' deficit at
  December 31, 2001                    109,600        $ (688)    $(13,310)   $(13,998)

              See Accompanying Notes to Financial Statements


                        NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                             Years Ended December 31,
                                                                 2001         2000
Cash flows from operating activities:
  Net income                                                    $ 1,036       $ 463
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation                                                   3,523        3,484
   Amortization of loan costs                                       127          149
   Gain on sale of investment property                           (1,174)          --
   Extraordinary loss on early extinguishment of debt               288           --
   Casualty gain                                                   (166)          --
   Change in accounts:
      Receivables and deposits                                     (170)        (305)
      Other assets                                                 (112)         (30)
      Accounts payable                                             (146)          56
      Tenant security deposits payable                              (41)          39
      Accrued property taxes                                       (104)         (41)
      Payable to affiliates                                          --         (916)
      Other liabilities                                            (110)          13
          Net cash provided by operating activities               2,951        2,912

Cash flows from investing activities:
  Property improvements and replacements                         (1,533)      (1,715)
  Net deposits to restricted escrows                               (176)         (61)
  Net proceeds from sale of investment property                   2,614           --
  Net insurance proceeds                                            180           --
          Net cash provided by (used in) investing
            activities                                            1,085       (1,776)

Cash flows used in financing activities:
  Payments on mortgage notes payable                               (155)          --
  Distributions paid                                            (12,005)      (2,711)
  Proceeds from mortgage notes payable                           26,054           --
  Repayment of mortgage notes payable                           (17,235)          --
  Loan costs paid                                                  (845)          --
          Net cash used in financing activities                  (4,186)      (2,711)

Net decrease in cash and cash equivalents                          (150)      (1,575)

Cash and cash equivalents at beginning of year                      963        2,538

Cash and cash equivalents at end of year                         $ 813        $ 963

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,133      $ 1,916

At December 31, 2000 approximately $86,000 of property improvements and replacements were included in accounts payable.

              See Accompanying Notes to Financial Statements


                         NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization

National Property Investors 6 (the "Partnership" or "Registrant") is a California limited partnership formed on October 15, 1982. The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO. The partnership agreement provides that the Partnership is to terminate on December 31, 2006, unless terminated prior to such date.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

Includes cash on hand and cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $786,000 at December 31, 2001 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Loan Costs

Loan costs of approximately $1,185,000, less accumulated amortization of approximately $261,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. The Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Investment Properties

Investment properties consist of five apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2001 and 2000. See "Recent Accounting Pronouncements" below.

Replacement Reserve Escrow

The Partnership maintains replacement reserve escrows at some of its properties to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note documents. As of December 31, 2001, the balance in these accounts is approximately $543,000.

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

Advertising Costs

Advertising costs of approximately $134,000 in 2001 and approximately $146,000 in 2000 were charged to expense as incurred and are included in operating expenses.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                          Principal                                        Principal
                          Balance At                Stated                  Balance
                         December 31,    Monthly   Interest   Maturity      Due At
                             2001        Payment     Rate       Date       Maturity
                              (in thousands)                            (in thousands)
Properties
Ski Lodge                  $ 6,800      $  42 (1)    7.33%    11/01/03      $ 6,800
Place du Plantier            6,429         50 (2)    7.09%    10/01/21           --
Fairway View I               5,200         40 (2)    7.01%    12/01/21           --
Colony at Kenilworth        14,270        117 (2)    7.58%    07/01/21           --
Alpine Village               2,100         13 (1)    7.33%    11/01/03        2,100
                           $34,799      $ 262                               $ 8,900

(1)   Interest only payments.

(2)   Principal and interest payments.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Colony at Kenilworth Apartments. The refinancing replaced the first mortgage indebtedness of approximately $7,985,000 with a new mortgage of $14,400,000. The mortgage was refinanced at a rate of 7.58% compared to a prior rate of 7.33% and matures on July 1, 2021 at which time the mortgage will be fully amortized. Debt service payments began in August 2001. In connection with the refinancing, the Partnership incurred loan costs of approximately $455,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. The Partnership wrote off approximately $99,000 in unamortized loan costs resulting in an extraordinary loss on the early extinguishment of debt.

On September 28, 2001, the Partnership refinanced the mortgage note encumbering Place du Plantier Apartments. The refinancing replaced the first mortgage indebtedness of approximately $3,800,000 with a new mortgage of $6,454,000. The mortgage was refinanced at a rate of 7.09% compared to a prior rate of 7.33% and matures on October 1, 2021 at which time the mortgage will be fully amortized. In connection with the refinancing, the Partnership incurred loan costs of approximately $212,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. A completion repair escrow of approximately $15,000 was also established with the lender at the time of refinancing. The Partnership wrote off approximately $43,000 in unamortized loan costs resulting in an extraordinary loss on the early extinguishment of debt.

On November 30, 2001, the Partnership refinanced the mortgage note encumbering Fairway View I Apartments. The refinancing replaced the first mortgage indebtedness of approximately $4,000,000 with a new mortgage of $5,200,000. The mortgage was refinanced at a rate of 7.01% compared to a prior rate of 7.33% and matures on December 1, 2021 at which time the mortgage will be fully amortized. In connection with the refinancing, the Partnership incurred loan costs of approximately $178,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. A completion repair escrow of approximately $241,000 was also established with the lender at the time of refinancing. The Partnership wrote off approximately $39,000 in unamortized loan costs resulting in an extraordinary loss on the early extinguishment of debt.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                               2002             $   607
                               2003               9,554
                               2004                 703
                               2005                 757
                               2006                 814
                            Thereafter           22,364
                                                $34,799

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                December 31,
                                              2001         2000
Net income as reported                       $ 1,036       $ 463
Add (deduct):
   Depreciation differences                    1,196          905
   Prepaid rent                                   16           11
   Gain on sale                                  236           --
   Casualty                                     (158)          --
   Subordinate incentive fee                      --         (916)
   Other                                        (207)           5
Federal taxable income                       $ 2,119       $ 468
Federal taxable income per limited
   partnership unit                          $ 19.14      $ 4.23

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                       $(13,998)
Land and buildings                                  (2,003)
Accumulated depreciation                            (3,013)
Syndication and distribution costs                   6,295
Prepaid rent                                           216
Other                                                 (107)

Net liabilities - tax basis                       $(12,610)

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

The following payments were accrued or paid to the Managing General Partner and affiliates of the Managing General Partner during each of the years ended December 31, 2001 and 2000:

                                                         2001       2000
                                                         (in thousands)
Property management fees (included in operating
  expenses)                                              $555       $580
Reimbursement for services of affiliates
  (included in operating and general and
  administrative expenses, and investment
  properties)                                             666        532
Partnership management fee (included in general
  and administrative expenses)                              4         91
Non-accountable reimbursement (included in general
  and administrative expenses)                            150        150
Incentive management fee (included in gain on
  sale of investment property)                             54         --
Loan costs (included in other assets)                     261         --

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $555,000 and $580,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $666,000 and $532,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $283,000 and $140,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based upon a percentage of current and certain prior year additions to the investment properties and are being depreciated over 15 years.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $4,000 and $91,000 of fees were paid in conjunction with the operating distributions made during the years ended December 31, 2001 and 2000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received $150,000 during both years ended December 31, 2001 and 2000.

In connection with the June 2001 refinancing of Colony of Kenilworth Apartments, the Partnership paid approximately $144,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. In connection with the September 2001 refinancing of Place du Plantier Apartments, the Partnership paid approximately $65,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. In connection with the November 2001 refinancing of Fairway View I Apartments, the Partnership paid approximately $52,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. These amounts are recorded as loan costs and included in other assets on the accompanying balance sheet. The loan costs are being amortized over the lives of the respective mortgages.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. With the sale of The Village Apartments in 1998, an incentive management fee of approximately $916,000 was accrued and was previously included on the balance sheet as "Payable to Affiliate". The limited partners received their aforementioned cumulative preferred return with the distributions made during the year ended December 31, 2001 and the Managing General Partner was paid the previously accrued incentive management fee. The Managing General Partner earned and received an incentive management fee of approximately $54,000 as a result of the sale of Panorama Terrace II Apartments in August 2001.

NPI Equity is entitled to receive 1% of distributions of cash from operations and an allocation of 1% of the net income or loss of the Partnership. NPI Equity received distributions of approximately $120,000 and approximately $27,000 for the years ended December 31, 2001 and 2000, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $113,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 70,905 limited partnership units in the Partnership representing 64.69% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.69% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, an affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

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

Note E - Real Estate and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                         Buildings         Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description                 Encumbrances       Land      Property       Acquisition
                           (in thousands)                             (in thousands)
Ski Lodge                     $ 6,800         $ 672       $11,587         $ 4,501
Place du Plantier               6,429            840        7,773           2,923
Fairway View I                  5,200            762        7,048           2,678
Colony at Kenilworth           14,270          1,306       13,187           9,290
Alpine Village                  2,100            359        3,515           2,175
                              $34,799        $ 3,939      $43,110         $21,567



                      Gross Amount At Which
                             Carried
                      At December 31, 2001
                         (in thousands)

                           Buildings
                          And Related
                           Personal             Accumulated    Year of     Date    Depreciable
Description         Land  Properties   Total   Depreciation Construction Acquired  Life-Years
                                              (in thousands)
Ski Lodge          $ 676    $16,084   $16,760     $13,269       1977       07/84     5-27.5
Place du Plantier     844    10,692    11,536       8,573       1974       05/84     5-27.5
Fairway View I        767     9,721    10,488       7,418       1974       05/84     5-27.5
Colony at
  Kenilworth        1,366    22,417    23,783      17,030       1967       03/84     5-27.5
Alpine Village        366     5,683     6,049       4,252       1972       10/84     5-27.5
      Totals       $4,019   $64,597   $68,616     $50,542


Reconciliation of Real Estate and Accumulated Depreciation:

                                                     December 31,
                                                  2001          2000
                                                    (in thousands)
Real Estate
Balance at beginning of year                     $72,261       $70,561
  Property improvements and replacements           1,447         1,700
  Disposal of assets                                (101)           --
  Sale of investment property                     (4,991)           --
Balance at end of year                           $68,616       $72,261

Accumulated Depreciation
Balance at beginning of year                     $50,657       $47,173
  Additions charged to expense                     3,523         3,484
  Disposal of assets                                 (87)           --
  Sale of investment property                     (3,551)           --
Balance at end of year                           $50,542       $50,657

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $66,613,000 and $70,183,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $53,555,000 and $54,978,000, respectively.

Note F - Casualty Events

During 2001, a net casualty gain of approximately $64,000 was recorded at Place du Plantier Apartments due to a wind storm. This gain was a result of the receipt of approximately $69,000 of insurance proceeds and the write-off of the net book value of the destroyed assets totaling approximately $5,000.

During 2001, a net casualty gain of approximately $102,000 was recorded at Fairway View I Apartments due to a wind storm. This gain was a result of the receipt of approximately $111,000 of insurance proceeds and the write-off of the net book value of the destroyed assets totaling approximately $9,000.

Note G - Distributions

During the year ended December 31, 2001, the Partnership distributed approximately $12,005,000 (approximately $11,885,000 to the limited partners or $108.44 per limited partnership unit). Of this, approximately $1,737,000 (approximately $1,720,000 to the limited partners or $15.69 per limited partnership unit) was from operations, approximately $1,154,000 (approximately $1,143,000 to the limited partners or $10.43 per limited partnership unit) from the sale of Panorama Terrace II Apartments, and approximately $9,114,000 (approximately $9,022,000 to the limited partners or $82.32 per limited partnership unit) from the refinancing proceeds of Colony at Kenilworth Apartments, Place du Plantier Apartments, and Fairway View I Apartments. During the year ended December 31, 2000, the Partnership distributed approximately $2,711,000 (approximately $2,684,000 to the limited partners or $24.49 per limited partnership unit) to the partners from operations.

Note H - Sale of Investment Property

On August 2, 2001, the Partnership sold Panorama Terrace II Apartments to an unrelated third party, for net proceeds of approximately $2,614,000 after payment of closing costs. The Partnership realized a gain of approximately $1,174,000 as a result of the sale. The Partnership used $1,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $107,000 as a result of unamortized loan costs being written off and a prepayment penalty.

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $71,000 and non-audit services (principally tax-related) of approximately $38,000.

Item 10.    Executive Compensation

No  directors  or  officers  of  the  Managing   General  Partner  received  any
remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2001, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                           Number of Units      Percentage

           Insignia Properties, LP              48,033            43.82%
             (an affiliate of AIMCO)
           AIMCO Properties, LP                 22,872            20.87%
             (an affiliate of AIMCO)

Insignia Properties, LP is indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

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

The following payments were accrued or paid to the Managing General Partner and affiliates of the Managing General Partner during each of the years ended December 31, 2001 and 2000:

                                                          2001       2000
                                                          (in thousands)
Property management fees                                  $555       $580
Reimbursement for services of affiliates                   666        532
Partnership management fee                                   4         91
Non-accountable reimbursement                              150        150
Incentive management fee                                    54         --
Loan costs                                                 261         --

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $555,000 and $580,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $666,000 and $532,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $283,000 and $140,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based upon a percentage of current and certain prior year additions to the investment properties and are being depreciated over 15 years.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $4,000 and $91,000 of fees were paid in conjunction with the operating distributions made during the years ended December 31, 2001 and 2000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received $150,000 during both the years ended December 31, 2001 and 2000.

In connection with the June 2001 refinancing of Colony of Kenilworth Apartments, the Partnership paid approximately $144,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. In connection with the September 2001 refinancing of Place du Plantier Apartments, the Partnership paid approximately $65,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. In connection with the November 2001 refinancing of Fairway View I Apartments, the Partnership paid approximately $52,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. These amounts are recorded as loan costs and included in other assets on the accompanying balance sheet. The loan costs are being amortized over the lives of the respective mortgages.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. With the sale of The Village Apartments in 1998, an incentive management fee of approximately $916,000 was accrued and was previously included on the balance sheet as "Payable to Affiliate". The limited partners received their aforementioned cumulative preferred return with the distributions made during the year ended December 31, 2001 and the Managing General Partner was paid the previously accrued incentive management fee. The Managing General Partner earned and received an incentive management fee of approximately $54,000 as a result of the sale of Panorama Terrace II Apartments in August 2001.

NPI Equity is entitled to receive 1% of distributions of cash from operations and an allocation of 1% of the net income or loss of the Partnership. NPI Equity received distributions of approximately $120,000 and approximately $27,000 for the years ended December 31, 2001 and 2000, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $113,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 70,905 limited partnership units in the Partnership representing 64.69% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.69% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, an affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

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

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 10.33, Multifamily Note dated November 30, 2001 between National Property Investors 6, a California limited partnership with respect to Fairway View I Apartments, and GMAC Commercial Mortgage Corporation, a California corporation.

      (b)   Reports on Form 8-K filed in the fourth  quarter of calendar  year
            2001:

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

10.30 Multifamily Note dated June 27, 2001 between National Property Investors 6, a California limited partnership with respect to Colony at Kenilworth Apartments, and GMAC Commercial Mortgage Corporation, a California corporation.

10.31 Purchase and Sales Contract dated June 13, 2001 between Angeles Partners IX, a California limited partnership and National Property Investors 6, a California limited partnership with respect to Panorama Terrace II Apartments, as sellers, and Tigertown Investments, Inc., as purchaser.

10.32 Multifamily Note dated September 27, 2001 between National Property Investors 6, a California limited partnership with respect to Place du Plantier Apartments, and GMAC Commercial Mortgage Corporation, a California corporation.

10.33 Multifamily Note dated November 30, 2001 between National Property Investors 6, a California limited partnership with respect to Fairway View I Apartments, and GMAC Commercial Mortgage Corporation, a California corporation.

16 Letter dated November 11, 1998, from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant; incorporated by reference to the Registrant's Current Report on Form 8-K dated November 10, 1998.

                                                        FHLMC Loan No. 002692449
                                                       Fairway View Apartments I

                                MULTIFAMILY NOTE
                     (MULTISTATE - REVISION DATE 11-01-2000)


US $5,200,000.00                                       As of November 30, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Five Million Two Hundred Thousand and 00/100 Dollars (US $5,200,000.00), with interest on the unpaid principal balance at the annual rate of seven and ten thousandths percent (7.010%).

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

(b) Consecutive monthly installments of principal and interest, each in the amount of Forty Thousand Three Hundred Forty-Six and 76/100 Dollars (US $40,346.76), shall be payable on the first day of each month beginning on January 1, 2002, until the entire unpaid principal balance evidenced by this
Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on December 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

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

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the unpaid principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

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


                       [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    NATIONAL PROPERTY INVESTORS 6, a California limited partnership

                                   By: NPI Equity Investments, Inc., a Florida corporation, its general partner




                                          By:  ________________________________
                                              Patti K. Fielding
                                              Senior Vice President




                                   13-3140364
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS _____ DAY OF ________________, 2001.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation




By:  _______________________________
    Robert D. Falese, III
    Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE

The following  modifications are made to the text of the Note that precedes this
Exhibit:

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