Form 10QSB
period 2002-03-31
NATIONAL PROPERTY INVESTORS 6
filed 2002-05-14
CIK 708870

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

                For the quarterly period ended March 31, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

a)

                        NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                $ 1,807
   Receivables and deposits                                                     519
   Restricted escrows                                                           439
   Other assets                                                               1,275
   Investment properties:
       Land                                                  $  4,019
       Buildings and related personal property                 64,765
                                                               68,784
       Less accumulated depreciation                          (51,384)       17,400
                                                                           $ 21,440
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   89
   Tenant security deposit liabilities                                          233
   Accrued property taxes                                                       100
   Other liabilities                                                            442
   Mortgage notes payable                                                    34,651

Partners' Deficit
   General partner                                            $  (689)
   Limited partners (109,600 units
      issued and outstanding)                                 (13,386)      (14,075)
                                                                           $ 21,440


                See Accompanying Notes to Financial Statements

b)

                        NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2002          2001
Revenues:                                                                 (Restated)
  Rental income                                               $2,472        $2,488
  Other income                                                   195           180
       Total revenues                                          2,667         2,668

Expenses:
  Operating                                                      925           967
  General and administrative                                     156           174
  Depreciation                                                   842           846
  Interest                                                       690           485
  Property taxes                                                 131           125
       Total expenses                                          2,744         2,597

(Loss) income from continuing operations                         (77)           71
Loss from discontinued operations                                 --           (25)
Net (loss) income                                              $ (77)        $ 46

Net (loss) income allocated to general partner (1%)            $ (1)         $ --
Net (loss) income allocated to limited partners (99%)            (76)           46

                                                               $ (77)        $ 46
Per limited partnership unit:
  (Loss) income before discontinued operations                $(0.70)       $ 0.64
  Loss from discontinued operations                               --         (0.22)
Net (loss) income                                             $(0.70)       $ 0.42

Distributions per limited partnership unit                     $ --         $ 5.81

                See Accompanying Notes to Financial Statements


c)

                        NATIONAL PROPERTY INVESTORS 6

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions       109,600       $ 1       $ 54,800     $ 54,801

Partners' deficit at
   December 31, 2001                 109,600      $ (688)    $(13,310)    $(13,998)

Net loss for the three months
   ended March 31, 2002                   --          (1)         (76)         (77)

Partners' deficit at
   March 31, 2002                    109,600      $ (689)    $(13,386)    $(14,075)

                See Accompanying Notes to Financial Statements


d)

                        NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Three Months Ended
                                                                         March 31,
                                                                     2002        2001
Cash flows from operating activities:
  Net (loss) income                                                 $ (77)       $ 46
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                      842          905
     Amortization of loan costs                                         23           36
     Change in accounts:
      Receivables and deposits                                         318          (54)
      Other assets                                                     (86)         (81)
      Accounts payable                                                  51           31
      Tenant security deposit liabilities                               (4)          (4)
      Accrued property taxes                                            62          (27)
      Other liabilities                                                 77           79
        Net cash provided by operating activities                    1,206          931

Cash flows from investing activities:
  Property improvements and replacements                              (168)        (446)
  Net withdrawals from (deposit to) restricted escrows                 104          (17)
        Net cash used in investing activities                          (64)        (463)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (148)          --
  Distributions to partners                                             --         (643)
        Net cash used in financing activities                         (148)        (643)

Net increase (decrease) in cash and cash equivalents                   994         (175)

Cash and cash equivalents at beginning of period                       813          963

Cash and cash equivalents at end of period                         $ 1,807       $ 788

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 638        $ 479

                See Accompanying Notes to Financial Statements


e)

                          NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Panorama Terrace II Apartments as loss from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $135,000 and $146,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses for continuing operations and also in loss from discontinued operations for 2001.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $138,000 and $104,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $57,000 during the three months ended March 31, 2001. No such expense was earned or paid in 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $128,000 and $159,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Discontinued Operation

On August 2, 2001, the Partnership sold Panorama Terrace II Apartments to an unrelated third party, for net proceeds of approximately $2,614,000 after payment of closing costs. The Partnership realized a gain of approximately $1,174,000 as a result of the sale. The Partnership used $1,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $107,000 as a result of unamortized loan costs being written off and a prepayment penalty. As a result of the sale, the operations of the property are being shown as "Loss from discontinued operations" for the three months ended March 31, 2001. Included in this amount is approximately $188,000 of revenue generated by the property.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Ski Lodge Apartments                          93%        92%
         Montgomery, Alabama
      Place du Plantier Apartments                  97%        97%
         Baton Rouge, Louisiana
      Fairway View Apartments                       91%        91%
         Baton Rouge, Louisiana
      Colony at Kenilworth Apartments               91%        94%
         Towson, Maryland (1)
      Alpine Village Apartments                     92%        92%
         Birmingham, Alabama

(1) The Managing General Partner attributes the decrease in occupancy to increased evictions to improve the tenant base.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2002 was approximately $77,000 as compared to net income of approximately $46,000 for the three months ended March 31, 2001. The decrease in net income is due to an increase in total expenses offset by the loss from discontinued operations. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Panorama Terrace II Apartments as loss from discontinued operations.

On August 2, 2001, the Partnership sold Panorama Terrace II Apartments to an unrelated third party, for net proceeds of approximately $2,614,000 after payment of closing costs. The Partnership realized a gain of approximately $1,174,000 as a result of the sale. The Partnership used $1,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $107,000 as a result of unamortized loan costs being written off and a prepayment penalty. As a result of the sale, the operations of the property are being shown as "Loss from discontinued operations" for the three months ended March 31, 2001. Included in this amount is approximately $188,000 of revenue generated by the property.

The Partnership recognized a loss from continuing operations for the three months ended March 31, 2002 of approximately $77,000 compared to income from continuing operations of approximately $71,000 for the corresponding period in 2001. The decrease in income from continuing operations is due to an increase in total expenses. Total revenues remained relatively constant for the period as the decrease in rental income was offset by an increase in other income.

Total expenses increased due to an increase in interest expense, partially offset by a decrease in operating and general and administrative expenses. Interest expense increased due to the refinancing of the mortgage loans encumbering three of the Partnership's investment properties in 2001. Operating expense decreased due to decreases in salaries and related benefits at all of the Partnership's investment properties.

General and administrative expenses decreased due to a decrease in Partnership management fees which is the result of no cash being distributed to thye partners during the three months ended March 31, 2002. Included in general and administrative expense for the three months ended March 31, 2002 and 2001, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expense were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $1,807,000 as compared to approximately $788,000 at March 31, 2001. For the three months ended March 31, 2002, cash and cash equivalents increased by approximately $994,000 from the Partnership's year ended December 31, 2001. The increase in cash and cash equivalents is due to approximately
$1,206,000 of cash provided by operating activities, offset by approximately $64,000 of cash used in investing activities and approximately $148,000 of cash used in financing activities. Cash used in investing activities consists of net withdrawals from restricted escrows maintained by the mortgage lenders partially offset by property improvements and replacements. Cash used in financing activities consists of payments of principal made on the mortgages encumbering the Registrant's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Ski Lodge Apartments

Approximately $204,000 has been budgeted for 2002 for capital improvements at Ski Lodge Apartments consisting primarily of floor covering replacements, appliance replacements, air conditioning and water heater replacements, cabinets, interior decorating and structural improvements. The Partnership completed approximately $61,000 in capital expenditures at Ski Lodge Apartments as of March 31, 2002, consisting primarily of appliances, siding, structural enhancements and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Place du Plantier Apartments

Approximately $89,000 has been budgeted for 2002 for capital improvements at Place du Plantier Apartments consisting primarily of floor covering replacements, air conditioning replacements, and major landscaping. The Partnership completed approximately $34,000 in capital expenditures at Place du Plantier Apartments as of March 31, 2002, consisting primarily of floor covering replacements and structural improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway View I Apartments

Approximately $83,000 has been budgeted for 2002 for capital improvements at Fairway View I Apartments consisting primarily of floor covering replacements, appliance replacements and HVAC upgrades. The Partnership completed approximately $23,000 in capital expenditures at Fairway View I Apartments as of March 31, 2002, consisting primarily of building enhancements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Colony at Kenilworth Apartments

Approximately $135,000 has been budgeted for 2002 for capital improvements at Colony at Kenilworth Apartments consisting primarily of cabinets, floor covering replacements, and HVAC replacements. The Partnership completed approximately $23,000 in capital expenditures at Colony at Kenilworth Apartments as of March 31, 2002, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Alpine Village Apartments

Approximately $56,000 has been budgeted for 2002 for capital improvements at Alpine Village Apartments consisting primarily of appliance replacements, plumbing improvements, cabinets, and floor covering replacements. The Partnership completed approximately $27,000 in capital expenditures at Alpine Village Apartments as of March 31, 2002, consisting primarily of floor covering replacements and office computers. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $34,651,000 is being amortized over various periods with balloon payments due in 2003 on two of the properties. The remaining mortgages will be fully amortized in 2021. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

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

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations            $ --             $ --            $ 643            $ 5.81

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancing and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 70,915 limited partnership units in the Partnership representing 64.70% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.70% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, the affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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