Form 10QSB
period 2002-06-30
NATIONAL PROPERTY INVESTORS 6
filed 2002-08-14
CIK 708870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 363
   Receivables and deposits                                                     448
   Restricted escrows                                                           475
   Other assets                                                               1,107
   Investment properties:
       Land                                                  $ 4,019
       Buildings and related personal property                 64,939
                                                               68,958
       Less accumulated depreciation                          (52,235)       16,723
                                                                           $ 19,116
Liabilities and Partners' Deficit
Liabilities
   Tenant security deposit liabilities                                       $ 214
   Accrued property taxes                                                       163
   Other liabilities                                                            447
   Mortgage notes payable                                                    34,501

Partners' Deficit
   General partner                                            $ (710)
   Limited partners (109,600 units
      issued and outstanding)                                 (15,499)      (16,209)
                                                                           $ 19,116


                See Accompanying Notes to Financial Statements

                        NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                Three Months Ended        Six Months Ended
                                                     June 30,                 June 30,
                                                2002         2001         2002        2001
Revenues:                                                 (Restated)               (Restated)
  Rental income                                $ 2,499      $ 2,413     $ 4,971     $ 4,901
  Other income                                     192          195         387         355
    Total revenues                               2,691        2,608       5,358       5,256

Expenses:
  Operating                                        912          923       1,837       1,890
  General and administrative                       290          163         446         337
  Depreciation                                     851          855       1,693       1,701
  Property taxes                                   128          115         259         240
  Interest                                         658          494       1,348         979
  Loss on early extinguishment of debt              --           99          --          99
    Total expenses                               2,839        2,649       5,583       5,246

(Loss) income from continuing operations          (148)         (41)       (225)         10
Loss from discontinued operations                   --          (33)         --         (58)

Net loss                                       $ (148)       $ (74)      $ (225)     $ (48)

Net loss allocated to general
  partner (1%)                                  $ (1)        $ (1)        $ (2)       $ (1)
Net loss allocated to limited
  partners (99%)                                  (147)         (73)       (223)        (47)

                                               $ (148)       $ (74)      $ (225)     $ (48)
Per limited partnership unit:
  (Loss) income from continuing
    operations                                 $ (1.34)     $ (0.37)    $ (2.03)     $ 0.09
  Loss from discontinued operations                 --        (0.30)         --       (0.52)

Net loss                                       $ (1.34)     $ (0.67)    $ (2.03)    $ (0.43)

Distribution per limited partnership
  unit                                         $ 17.94      $ 3.83      $ 17.94      $ 9.64

                See Accompanying Notes to Financial Statements


                        NATIONAL PROPERTY INVESTORS 6

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners       Total

Original capital contributions       109,600        $ 1        $ 54,800     $ 54,801

Partners' deficit at
   December 31, 2001                 109,600       $ (688)     $(13,310)    $(13,998)

Distributions to partners                 --          (20)       (1,966)      (1,986)

Net loss for the six months
   ended June 30, 2002                    --           (2)         (223)        (225)

Partners' deficit at
   June 30, 2002                     109,600       $ (710)     $(15,499)    $(16,209)

                See Accompanying Notes to Financial Statements


                        NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                   2002         2001
Cash flows from operating activities:
  Net loss                                                        $ (225)      $ (48)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                   1,693       1,821
     Amortization of loan costs                                        46          72
     Loss on early extinguishment of debt                              --          99
     Change in accounts:
       Receivables and deposits                                       389        (728)
       Other assets                                                    59         (90)
       Accounts payable                                               (38)         12
       Tenant security deposit liabilities                            (23)         (8)
       Accrued property taxes                                         125          32
       Other liabilities                                               82         251
         Net cash provided by operating activities                  2,108       1,413

Cash flows from investing activities:
  Property improvements and replacements                             (342)       (720)
  Net withdrawals from restricted escrows                              68          30
         Net cash used in investing activities                       (274)       (690)

Cash flows from financing activities:
  Distributions to partners                                        (1,986)     (1,066)
  Proceeds from refinancing                                            --      14,400
  Payments on mortgage notes payable                                 (298)         --
  Repayment of mortgage note payable                                   --      (7,985)
  Loan costs paid                                                      --        (436)
         Net cash (used in) provided by financing activities       (2,284)      4,913

Net (decrease) increase in cash and cash equivalents                 (450)      5,636

Cash and cash equivalents at beginning of period                      813         963

Cash and cash equivalents at end of period                         $ 363      $ 6,599

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,273     $ 1,016

At June 30, 2001 approximately $75,000 of property improvements and replacements were included in accounts payable.

                See Accompanying Notes to Financial Statements


                        NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2001 to reflect the operations of Panorama Terrace II Apartments as loss from discontinued operations due to its sale in August 2001.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Rescission of FASB Statements No. 4,44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations reflect the loss on early extinguishment of debt at Colony at Kenilworth Apartments in 2001 (see "Note D") in operations rather than as an extraordinary item.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $276,000 and $287,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses and discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $232,000 and $213,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received $89,000 and $95,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in general and administrative expenses.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitation. Approximately $85,000 of Partnership management fees have been paid in conjunction with the operating distributions made during the six months ended June 30, 2002, which are included in general and administrative expenses. No such Partnership management fees were earned or paid during the six months ended June 30, 2001.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of NPI Equity (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. To date, the Partnership has not borrowed under the Partnership Revolver.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $128,000 and $159,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Discontinued Operation

On August 2, 2001, the Partnership sold Panorama Terrace II Apartments to an unrelated third party, for net proceeds of approximately $2,614,000 after payment of closing costs. The Partnership realized a gain of approximately $1,174,000 as a result of the sale. The Partnership used $1,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $107,000 as a result of unamortized loan costs being written off and a prepayment penalty. As a result of the sale, the operations of the property are being shown as "Loss from discontinued operations" for the six months ended June 30, 2001. Included in this amount is approximately $389,000 of revenue generated by the property.

Note D - Refinancing of Mortgage Note Payable

On June 28, 2001, the Partnership refinanced the mortgage encumbering Colony at Kenilworth Apartments. The refinancing replaced the first mortgage indebtedness of approximately $7,985,000 with a new mortgage of $14,400,000. The mortgage was refinanced at a rate of 7.58% compared to a prior rate of 7.33% and matures on July 1, 2021. In connection with the refinancing, the Partnership incurred loan costs of approximately $436,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. The Partnership wrote off approximately $99,000 in unamortized loan costs due to the early extinguishment of debt.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Ski Lodge Apartments                          92%        90%
         Montgomery, Alabama
      Place du Plantier Apartments (1)              96%        93%
         Baton Rouge, Louisiana
      Fairway View Apartments                       92%        92%
         Baton Rouge, Louisiana
      Colony at Kenilworth Apartments               91%        92%
         Towson, Maryland
      Alpine Village Apartments                     93%        93%
         Birmingham, Alabama

(1) The Managing General Partner attributes the increase in occupancy at Place due Plantier Apartments to requiring twelve month rather than six month leases among the student population which is the majority of their tenants.

Results of Operations

The Partnership's net loss for the six months ended June 30, 2002 was approximately $225,000 as compared to a net loss of approximately $48,000 for the six months ended June 30, 2001. The Partnership's net loss for the three months ended June 30, 2002 was approximately $148,000 as compared to a net loss of approximately $74,000 for the three months ended June 30, 2001. The increase in net loss for both of the three and six months ended June 30, 2002 is due to an increase in total expenses offset by the loss from discontinued operations in 2001. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2001 to reflect the operations of Panorama Terrace II Apartments as loss from discontinued operations due to its sale in August 2001.

On August 2, 2001, the Partnership sold Panorama Terrace II Apartments to an unrelated third party, for net proceeds of approximately $2,614,000 after payment of closing costs. The Partnership realized a gain of approximately $1,174,000 as a result of the sale. The Partnership used $1,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $107,000 as a result of unamortized loan costs being written off and a prepayment penalty. As a result of the sale, the operations of the property are being shown as "Loss from discontinued operations" for the three and six months ended June 30, 2001. Included in this amount is approximately $389,000 of revenue generated by the property.

The Partnership recognized a loss from continuing operations for the six months ended June 30, 2002 of approximately $225,000 compared to income from continuing operations of approximately $10,000 for the corresponding period in 2001. The Partnership recognized a loss from continuing operations for the three months ended June 30, 2002 of approximately $148,000 compared to a net loss from continuing operations of approximately $41,000 for the corresponding period in 2001. The decrease in income from continuing operations for both periods is due to an increase in total expenses, slightly offset by an increase in total revenues. Total revenues increased due to an increase in rental income. Rental income increased due to an increase in occupancy at Place du Plantier Apartments and Ski Lodge Apartments which more than offset the decrease in average rental rates at Ski Lodge Apartments, Fairway View I Apartments and Alpine Village Apartments.

Total expenses increased due to an increase in interest and general and administrative expenses which was partially offset by a decrease in loss on early extinguishment of debt (see discussion in "Liquidity and Capital Resources" below). Interest expense increased due to the refinancing of the mortgage loans encumbering three of the Partnership's investment properties in the latter half of 2001.

General and administrative expenses increased due to an increase in Partnership management fees which is the result of more cash from operations being distributed to the partners during the six months ended June 30, 2002. Included in general and administrative expense for the six months ended June 30, 2002 and 2001, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expense were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $363,000 as compared to approximately $6,599,000 at June 30, 2001. For the six months ended June 30, 2002, cash and cash equivalents decreased by approximately $450,000 from the Partnership's year ended December 31, 2001. The decrease in cash and cash equivalents is due to approximately $2,284,000 of cash used in financing activities and approximately $274,000 of cash used in investing activities partially offset by approximately $2,108,000 of cash provided by operating activities. Cash used in financing activities consists of distributions to the partners and principal payments on the mortgages encumbering the Registrant's investment properties. Cash used in investing activities consists of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Ski Lodge Apartments

Approximately $226,000 has been budgeted for 2002 for capital improvements at Ski Lodge Apartments consisting primarily of floor covering replacements, appliance replacements, air conditioning and water heater replacements, cabinets, interior decoration and structural improvements. The Partnership completed approximately $177,000 in capital expenditures at Ski Lodge Apartments as of June 30, 2002, consisting primarily of siding, appliance replacements, interior decoration, wall coverings, air conditioning replacements, office computers, structural enhancements and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Place du Plantier Apartments

Approximately $97,000 has been budgeted for 2002 for capital improvements at Place du Plantier Apartments consisting primarily of floor covering replacements, air conditioning replacements, and major landscaping. The Partnership completed approximately $58,000 in capital expenditures at Place du Plantier Apartments as of June 30, 2002, consisting primarily of floor covering replacements and structural improvements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Fairway View I Apartments

Approximately $77,000 has been budgeted for 2002 for capital improvements at Fairway View I Apartments consisting primarily of floor covering replacements, appliance replacements and HVAC upgrades. The Partnership completed approximately $32,000 in capital expenditures at Fairway View I Apartments as of June 30, 2002, consisting primarily of building enhancements, office computers, and air conditioning and floor covering replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Colony at Kenilworth Apartments

Approximately $130,000 has been budgeted for 2002 for capital improvements at Colony at Kenilworth Apartments consisting primarily of cabinets, floor covering replacements, and HVAC replacements. The Partnership completed approximately $36,000 in capital expenditures at Colony at Kenilworth Apartments as of June 30, 2002, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Alpine Village Apartments

Approximately $61,000 has been budgeted for 2002 for capital improvements at Alpine Village Apartments consisting primarily of appliance replacements, plumbing improvements, cabinets, and floor covering replacements. The Partnership completed approximately $39,000 in capital expenditures at Alpine Village Apartments as of June 30, 2002, consisting primarily of floor covering replacements and office computers. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Colony at Kenilworth Apartments. The refinancing replaced the first mortgage indebtedness of approximately $7,985,000 with a new mortgage of $14,400,000. The mortgage was refinanced at a rate of 7.58% compared to a prior rate of 7.33% and matures on July 1, 2021. In connection with the refinancing, the Partnership incurred loan costs of approximately $436,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. The Partnership wrote off approximately $99,000 in unamortized loan costs due to the early extinguishment of debt.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $34,501,000 is being amortized over various periods with balloon payments due in 2003 on two of the properties. The remaining mortgages will be fully amortized in 2021. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

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

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations              $1,960           $17.70           $1,066           $ 9.64
Refinance (1)               26             0.24               --               --
                        $1,986           $17.94           $1,066           $ 9.64

(1) Remaining proceeds from refinancing of Fairway View I Apartments in 2001.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 70,923 limited partnership units in the Partnership representing 64.71% of the outstanding units at June 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.71% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, an affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)      Exhibits:

                    Exhibit 3.4(a), Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated January 12, 1983, included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-80141).

                    Exhibit 3.4(b), Amendments to the Agreement of Limited Partnership, incorporated by reference to the Definitive Proxy Statement of the Partnership, dated April 3, 1991.

                    Exhibit 3.4(c), Amendments to the Agreement of Limited Partnership, incorporated by reference to the Statement Furnished in Connection with the Solicitation of Consents of the Partnership dated August 28, 1992.

                    Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b)      Reports on Form 8-K:

                    None filed during the quarter ended June 30, 2002.

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



                                    NATIONAL PROPERTY INVESTORS 6


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 6 (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.