Form 10QSB
period 2002-09-30
NATIONAL PROPERTY INVESTORS 6
filed 2002-11-13
CIK 708870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                $ 1,062
   Receivables and deposits                                                     429
   Restricted escrows                                                           453
   Other assets                                                               1,225
   Investment properties:
       Land                                                  $ 4,019
       Buildings and related personal property                 65,195
                                                               69,214
       Less accumulated depreciation                          (53,045)       16,169
                                                                           $ 19,338
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 72
   Tenant security deposit liabilities                                          210
   Accrued property taxes                                                       226
   Other liabilities                                                            729
   Mortgage notes payable                                                    34,348

Partners' Deficit
   General partner                                            $ (711)
   Limited partners (109,600 units
      issued and outstanding)                                 (15,536)      (16,247)
                                                                           $ 19,338


                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                 Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                                  2002        2001        2002        2001
Revenues:                                                  (Restated)              (Restated)
  Rental income                                 $ 2,498     $ 2,455     $ 7,469     $ 7,356
  Other income                                      226         227         613         582
    Total revenues                                2,724       2,682       8,082       7,938

Expenses:
  Operating                                       1,051       1,088       2,888       2,978
  General and administrative                        111         125         557         462
  Depreciation                                      810         823       2,503       2,524
  Property taxes                                    135         131         394         371
  Interest                                          655         611       2,003       1,590
  Loss on early extinguishment of debt               --          43          --         142
    Total expenses                                2,762       2,821       8,345       8,067

Loss from continuing operations                     (38)       (139)       (263)       (129)
Income (loss) from discontinued operations           --          19          --         (39)
Gain from sale of discontinued operations            --       1,123          --       1,123
Loss on early extinguishment of debt from
  discontinued operations                            --        (107)         --        (107)

Net (loss) income                                $ (38)      $ 896       $ (263)     $ 848

Net (loss) income allocated to general
  partner (1%)                                    $ (1)       $ 9         $ (3)       $ 8
Net (loss) income allocated to limited
  partners (99%)                                    (37)        887        (260)        840

                                                 $ (38)      $ 896       $ (263)     $ 848
Per limited partnership unit:
  Loss from continuing operations               $ (0.34)    $ (1.26)    $ (2.37)    $ (1.16)
  Income from discontinued operations                --        9.35          --        8.82

Net (loss) income                               $ (0.34)     $ 8.09     $ (2.37)     $ 7.66

Distribution per limited partnership
  unit                                            $ --      $ 62.29     $ 17.94     $ 71.93

                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 6

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners       Total

Original capital contributions       109,600        $ 1        $ 54,800     $ 54,801

Partners' deficit at
   December 31, 2001                 109,600       $ (688)     $(13,310)    $(13,998)

Distributions to partners                 --          (20)       (1,966)      (1,986)

Net loss for the nine months
   ended September 30, 2002               --           (3)         (260)        (263)

Partners' deficit at
   September 30, 2002                109,600       $ (711)     $(15,536)    $(16,247)

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2002         2001
Cash flows from operating activities:
  Net (loss) income                                               $ (263)      $ 848
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                   2,503        2,664
     Amortization of loan costs                                        68          101
     Gain on sale of investment property                               --       (1,123)
     Loss on early extinguishment of debt                              --          249
     Change in accounts:
       Receivables and deposits                                       408          (91)
       Other assets                                                   (81)        (201)
       Accounts payable                                                34          (96)
       Tenant security deposit liabilities                            (27)         (44)
       Accrued property taxes                                         188           72
       Other liabilities                                              364          (48)
         Net cash provided by operating activities                  3,194        2,331

Cash flows from investing activities:
  Property improvements and replacements                             (598)      (1,212)
  Net withdrawals from restricted escrows                              90           70
  Net proceeds from sale of investment property                        --        2,682
         Net cash (used in) provided by investing activities         (508)       1,540

Cash flows from financing activities:
  Distributions to partners                                        (1,986)      (7,964)
  Proceeds from refinancing                                            --       20,854
  Payments on mortgage notes payable                                 (451)         (52)
  Repayment of mortgage note payable                                   --      (13,235)
  Loan costs paid                                                      --         (666)
         Net cash used in financing activities                     (2,437)      (1,063)

Net increase in cash and cash equivalents                             249        2,808

Cash and cash equivalents at beginning of period                      813          963

Cash and cash equivalents at end of period                        $ 1,062     $ 3,771

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,905     $ 1,548


                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

During the nine months ended September 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $411,000 and $423,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses and discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $325,000 and $553,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 and $263,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to the investment properties.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received $89,000 and $95,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in general and administrative expenses.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $85,000 of Partnership management fees have been paid in conjunction with the operating distributions made during the nine months ended September 30, 2002, which are included in general and administrative expenses. No such Partnership management fees were earned or paid during the nine months ended September 30, 2001.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $128,000 and $159,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note C - Sale of Discontinued Operation

On August 2, 2001, the Partnership sold Panorama Terrace II Apartments to an unrelated third party, for net proceeds of approximately $2,682,000 after payment of closing costs. The Partnership realized a gain of approximately $1,123,000 as a result of the sale. The Partnership used $1,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $107,000 as a result of unamortized loan costs being written off and a prepayment penalty. As a result of the sale, the operations of the property are being shown as "Loss from discontinued operations" for the nine months ended September 30, 2001. Included in this amount is approximately $504,000 of revenue generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Ski Lodge Apartments                          92%        91%
         Montgomery, Alabama
      Place du Plantier Apartments                  93%        91%
         Baton Rouge, Louisiana
      Fairway View Apartments                       93%        92%
         Baton Rouge, Louisiana
      Colony at Kenilworth Apartments               90%        91%
         Towson, Maryland
      Alpine Village Apartments                     93%        93%
         Birmingham, Alabama

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2002 was approximately $263,000 as compared to net income of approximately $848,000 for the nine months ended September 30, 2001. The Partnership's net loss for the three months ended September 30, 2002 was approximately $38,000 as compared to net income of approximately $896,000 for the three months ended September 30, 2001. The increase in net loss for the three months ended September 30, 2002 is due to the recognition of a gain on the sale of Panorama Terrace II Apartments in 2001, offset by an increase in revenues and a decrease in total expenses. The increase in net loss for the nine months ended September 30, 2002 is due to an increase in total expenses and due to the recognition of a gain on the sale of Panorama Terrace II Apartments in 2001. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2001 to reflect the operations of Panorama Terrace II Apartments as loss from discontinued operations due to its sale in August 2001.

On August 2, 2001, the Partnership sold Panorama Terrace II Apartments to an unrelated third party, for net proceeds of approximately $2,682,000 after payment of closing costs. The Partnership realized a gain of approximately $1,123,000 as a result of the sale. The Partnership used $1,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $107,000 as a result of unamortized loan costs being written off and a prepayment penalty. As a result of the sale, the operations of the property are being shown as "Income (loss) from discontinued operations" for the three and nine months ended September 30, 2001. Included in this amount is approximately $504,000 of revenue generated by the property.

The Partnership recognized a loss from continuing operations for the nine months ended September 30, 2002 of approximately $263,000 compared to a loss from continuing operations of approximately $129,000 for the corresponding period in 2001. The Partnership recognized a loss from continuing operations for the three months ended September 30, 2002 of approximately $38,000 compared to a loss from continuing operations of approximately $139,000 for the corresponding period in 2001. The decrease in net loss from continuing operations for the three month period is due to an increase in total revenue and a decrease in total expenses. The increase in net loss from continuing operations for the nine month period is due to an increase in total expenses offset by an increase in total revenues. Total revenues for both periods increased due to an increase in rental income which resulted from an increase in occupancy at Place du Plantier Apartments and an increase in annual rental rates at Place du Plantier and Colony at Kenilworth Apartments.

Total expenses decreased for the three month period due to a decrease in operating expenses and the loss on early extinguishment of debt due to the refinancing in 2001 of the mortgages encumbering Place du Plantier and Colony at Kenilworth Apartments (see Note D - Refinancing of Mortgage Note Payable in Item
1. of the Financial Statements) offset by an increase in interest expense. Total expenses increased for the nine months ended due to increases in interest, property tax, and general and administrative expenses, offset by a decrease in operating expenses and the loss on early extinguishment of debt due to the refinancing in 2001 of the mortgages encumbering Place du Plantier and Colony at Kenilworth Apartments. Operating expenses decreased for both periods due to decreases in advertising and employee salaries and related benefits at all of the investment properties. Interest expense increased for both periods due to the refinancing of the mortgage loans encumbering two of the Partnership's investment properties in 2001. Property tax expense increased due to the increase in the assessed value of Colony at Kenilworth Apartments.

General and administrative expenses increased due to an increase in Partnership management fees which is the result of more cash from operations being distributed to the partners during the nine months ended September 30, 2002. Included in general and administrative expense for the nine months ended September 30, 2002 and 2001, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expense were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $1,062,000 as compared to approximately $3,771,000 at September 30, 2001. For the nine months ended September 30, 2002, cash and cash equivalents increased by approximately $249,000 from the Partnership's year ended December 31, 2001. The increase in cash and cash equivalents is due to approximately $3,194,000 of cash provided by operating activities partially offset by approximately $2,437,000 of cash used in financing activities and approximately $508,000 of cash used in investing activities. Cash used in financing activities consists of distributions to the partners and principal payments on the mortgages encumbering the Registrant's investment properties. Cash used in investing activities consists of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements for each of the Partnership's properties are detailed below.

Ski Lodge Apartments

Approximately $260,000 has been budgeted for 2002 for capital improvements at Ski Lodge Apartments consisting primarily of floor covering replacements, appliance replacements, air conditioning and water heater replacements, cabinets, interior decoration and structural improvements. The Partnership completed approximately $270,000 in capital expenditures at Ski Lodge Apartments as of September 30, 2002, consisting primarily of siding, appliance replacements, interior decoration, air conditioning and water heater replacements, structural improvements and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Place du Plantier Apartments

Approximately $169,000 has been budgeted for 2002 for capital improvements at Place du Plantier Apartments consisting primarily of floor covering replacements, air conditioning replacements, major landscaping and roof upgrades. The Partnership completed approximately $102,000 in capital expenditures at Place du Plantier Apartments as of September 30, 2002, consisting primarily of roof upgrades, floor covering replacements and structural improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Fairway View I Apartments

Approximately $86,000 has been budgeted for 2002 for capital improvements at Fairway View I Apartments consisting primarily of floor covering replacements, appliance replacements and HVAC upgrades. The Partnership completed approximately $79,000 in capital expenditures at Fairway View I Apartments as of September 30, 2002, consisting primarily of building enhancements, structural improvements, and air conditioning and floor covering replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Colony at Kenilworth Apartments

Approximately $141,000 has been budgeted for 2002 for capital improvements at Colony at Kenilworth Apartments consisting primarily of cabinets, floor covering replacements, and HVAC replacements. The Partnership completed approximately $90,000 in capital expenditures at Colony at Kenilworth Apartments as of September 30, 2002, consisting primarily of water heater and floor covering replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Alpine Village Apartments

Approximately $65,000 has been budgeted for 2002 for capital improvements at Alpine Village Apartments consisting primarily of appliance replacements, plumbing improvements, cabinets, and floor covering replacements. The Partnership completed approximately $57,000 in capital expenditures at Alpine Village Apartments as of September 30, 2002, consisting primarily of air conditioning and floor covering replacements, cabinets and plumbing improvements, and office computers. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $34,348,000 is being amortized over various periods with balloon payments due in 2003 on two of the properties. The remaining mortgages will be fully amortized in 2021. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                                      Per Limited                        Per Limited
                  Nine Months Ended   Partnership   Nine Months Ended    Partnership
                 September 30, 2002      Unit      September 30, 2001       Unit

Operations             $1,960           $17.70           $1,066            $ 9.63
Refinance (1)              26             0.24            5,922             53.49
Sale (2)                   --               --              976              8.81
                       $1,986           $17.94           $7,964            $71.93

(1) Remaining proceeds from refinancing of Colony at Kenilworth Apartments in 2001.

(2)   Remaining proceeds from sale of Panorama Terrace II Apartments in 2001.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,518 limited partnership units in the Partnership representing 65.25% of the outstanding units at September 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.25% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, an affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    NATIONAL PROPERTY INVESTORS 6


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors 6;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive Vice President of   NPI   Equity
                                    Investments, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors 6;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 6 (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date: November 13, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.