Form 10KSB
period 2002-12-31
NATIONAL PROPERTY INVESTORS 6
filed 2003-03-31
CIK 708870

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934


                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $10,852,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership, through its public offering of Limited Partnership Units, sold 109,600 units aggregating $54,800,000. The general partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership is engaged in the business of operating and holding real estate properties for investment. The Partnership currently owns and operates five apartment complexes (see "Item 2. Description of Properties").

The Partnership has no full time employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. These services were provided by an affiliate of the Managing General Partner for the years ended December 31, 2002 and 2001.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartments properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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


                          Gross
                        Carrying   Accumulated                             Federal
Properties                Value    Depreciation     Rate      Method      Tax Basis
                             (in thousands)                            (in thousands)

Ski Lodge                $17,085     $14,090      5-30 yrs     S/L         $ 2,048
Place du Plantier         11,698       9,121      5-30 yrs     S/L           2,162
Fairway View I            10,597       7,891      5-30 yrs     S/L           1,862
Colony at Kenilworth      23,907      18,162      5-30 yrs     S/L           4,841
Alpine Village             6,144       4,577      5-30 yrs     S/L           1,369
        Totals           $69,431     $53,841                               $12,282

See  "Note  A" to the  financial  statements  included  in  "Item  7.  Financial
Statements"   for  a  description   of  the   Partnership's   depreciation   and
capitalization policies.

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

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                           Principal                                        Principal
                          Balance At      Stated                             Balance
                         December 31,    Interest    Period    Maturity       Due At
Properties                   2002          Rate    Amortized     Date      Maturity (2)
                        (in thousands)                                    (in thousands)

Ski Lodge                   $ 6,800       7.33%       (1)      11/01/03      $ 6,800
Place du Plantier             6,276       7.09%      20 yrs    10/01/21           --
Fairway View I                5,076       7.01%      20 yrs    12/01/21           --
Colony at Kenilworth         13,940       7.58%      20 yrs    07/01/21           --
Alpine Village                2,100       7.33%       (1)      11/01/03        2,100
        Totals              $34,192                                          $ 8,900

(1)   Loan requires payments of interest only.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Colony at Kenilworth Apartments. The refinancing replaced the mortgage indebtedness of approximately $7,985,000 with a new mortgage of $14,400,000. The mortgage was refinanced at a rate of 7.58% compared to a prior rate of 7.33% and matures on July 1, 2021 at which time the mortgage will be fully amortized. Debt service payments began in August 2001. In connection with the refinancing, the Partnership incurred loan costs of approximately $455,000. The Partnership wrote off approximately $99,000 in unamortized loan costs resulting in a loss on the early extinguishment of debt.

On September 28, 2001, the Partnership refinanced the mortgage note encumbering Place du Plantier Apartments. The refinancing replaced the mortgage indebtedness of approximately $3,800,000 with a new mortgage of $6,454,000. The mortgage was refinanced at a rate of 7.09% compared to a prior rate of 7.33% and matures on October 1, 2021 at which time the mortgage will be fully amortized. In connection with the refinancing, the Partnership incurred loan costs of approximately $212,000. A completion repair escrow of approximately $15,000 was also established with the lender at the time of refinancing. The Partnership wrote off approximately $43,000 in unamortized loan costs resulting in a loss on the early extinguishment of debt.

On November 30, 2001, the Partnership refinanced the mortgage note encumbering Fairway View I Apartments. The refinancing replaced the mortgage indebtedness of approximately $4,000,000 with a new mortgage of $5,200,000. The mortgage was refinanced at a rate of 7.01% compared to a prior rate of 7.33% and matures on December 1, 2021 at which time the mortgage will be fully amortized. In connection with the refinancing, the Partnership incurred loan costs of approximately $178,000. A completion repair escrow of approximately $241,000 was also established with the lender at the time of refinancing. The Partnership wrote off approximately $39,000 in unamortized loan costs resulting in a loss on the early extinguishment of debt.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property:

                                      Average Annual             Average Annual
                                       Rental Rates                 Occupancy
                                        (per unit)
Properties                         2002            2001         2002        2001

Ski Lodge                         $5,082          $5,130         91%         92%
Place du Plantier                  7,225           7,073         91%         93%
Fairway View I                     6,716           6,807         93%         93%
Colony at Kenilworth (1)          10,612           9,836         89%         92%
Alpine Village                     6,318           6,510         94%         92%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                                2002            2002
                                               Billing          Rate
                                           (in thousands)

       Ski Lodge                                $ 85            3.45%
       Place du Plantier                          45           10.40%
       Fairway View I                             55           10.40%
       Colony at Kenilworth                      287            1.76%
       Alpine Village                             50            7.26%

Capital Improvements

Ski Lodge Apartments

For 2002, the Partnership completed approximately $348,000 of capital improvements at Ski Lodge Apartments consisting primarily of appliances, interior decorating, structural enhancements, air conditioning replacements, wall covering, and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $156,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

During 2002, a net casualty gain of approximately $30,000 was recorded at Ski Lodge Apartments due to a kitchen fire. This gain was the result of the receipt of approximately $33,000 of insurance proceeds and the write off of the net book value of the destroyed assets totaling approximately $3,000.

Place du Plantier Apartments

For 2002, the Partnership completed approximately $162,000 capital improvements at Place du Plantier Apartments consisting primarily of roof replacement, plumbing fixtures, floor covering replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $176,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Fairway View I Apartments

For 2002, the Partnership completed approximately $109,000 of capital improvements at Fairway View I Apartments consisting primarily of air conditioning, structural enhancements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $230,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Colony at Kenilworth Apartments

For 2002, the Partnership completed approximately $124,000 of capital improvements at Colony at Kenilworth Apartments consisting primarily of appliance and floor covering replacements, and water heaters. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $115,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Alpine Village Apartments

For 2002, the Partnership completed approximately $95,000 of capital improvements at Alpine Village Apartments consisting primarily of floor covering replacements, structural enhancements, plumbing improvements, and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $48,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2002.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 109,600 Limited Partnership Units aggregating $54,800,000. As of December 31, 2002, the Partnership had 109,600 units outstanding held by 2,192 limited partners of record. Affiliates of the Managing General Partner owned 71,532 units or 65.27% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002 (see "Item 6. Management's Discussion and Analysis of Operation" for further details):


                                      Per Limited                        Per Limited
                      Year Ended      Partnership       Year Ended       Partnership
                  December 31, 2002       Unit      December 31, 2001        Unit

Operations              $2,426           $21.91          $ 1,737           $ 15.69
Refinance (1)               26             0.24            9,114             82.33
Sale (2)                    --               --            1,154             10.42
                        $2,452           $22.15          $12,005           $108.44

(1) Proceeds from refinancings of Colony At Kenilworth, Place du Plantier, and Fairway View I Apartments in 2001.

(2)   Proceeds from sale of Panorama Terrace II Apartments in 2001.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the year 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,532 limited partnership units in the Partnership representing 65.27% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.27% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, an affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2002 was approximately $300,000 as compared to net income of approximately $1,036,000 for the year ended December 31, 2001. The decrease in net income for the year ended December 31, 2002 is due to the recognition of a gain on the sale of Panorama Terrace II Apartments in 2001. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2001 to reflect the operations of Panorama Terrace II Apartments as loss from discontinued operations due to its sale in August 2001.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 145, "Recession of FASB Statements No, 4, 44 and 64. SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. As a result, the accompanying consolidated statement of operations have been restated as of January 1, 2001 to reflect the loss on early extinguishment of debt in income from continuing operations.

On August 2, 2001, the Partnership sold Panorama Terrace II Apartments to an unrelated third party, for net proceeds of approximately $2,614,000 after payment of closing costs. The Partnership realized a gain of approximately $1,174,000 as a result of the sale. The Partnership used $1,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt from discontinued operations of approximately $107,000 as a result of unamortized loan costs being written off and a prepayment penalty. As a result of the sale, the operations of the property are being shown as loss from discontinued operations for the year ended December 31, 2001. Included in this amount is approximately $504,000 of revenue generated by the property.

The Partnership recognized a loss from continuing operations for the year ended December 31, 2002 of approximately $300,000 compared to income from continuing operations of approximately $27,000 for the corresponding period in 2001. The decrease in net income from continuing operations for the year is due to an increase in total expenses partially offset by an increase in total revenues.
Total revenues increased due to an increase in rental income offset by a decrease in the casualty gain recognized in 2002. Rental income increased due to an increase in occupancy at Alpine Village Apartments and an increase in annual rental rates at Place du Plantier and Colony at Kenilworth Apartments.

During 2002, a net casualty gain of approximately $30,000 was recorded at Ski Lodge Apartments due to a kitchen fire. This gain was the result of the receipt of approximately $33,000 of insurance proceeds and the write off of the net book value of the destroyed assets totaling approximately $3,000.

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

Total expenses increased due to an increase in interest expense, offset by the loss on early extinguishment of debt recognized in 2001. Interest expense increased due to the refinancing of the mortgage loans encumbering three of the Partnership's investment properties in 2001 which resulted in higher mortgage balances.

Included in general and administrative expense for the years ended December 31, 2002 and 2001, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expense were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $843,000 as compared to approximately $813,000 at December 31, 2001. The increase in cash and cash equivalents of approximately $30,000 is due to approximately $3,840,000 of cash provided by operating activities partially offset by approximately $751,000 of cash used in investing activities and approximately $3,059,000 of cash used in financing activities. Cash used in financing activities consisted of distributions to partners and principal payments on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders and insurance proceeds from the casualty event at Ski Lodge Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $677,000. Additional improvements may be considered and will depend on the physical condition of the property, as well as Partnership reserves and anticipated cash flow generated by each property. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Colony at Kenilworth Apartments. The refinancing replaced the mortgage indebtedness of approximately $7,985,000 with a new mortgage of $14,400,000. The mortgage was refinanced at a rate of 7.58% compared to a prior rate of 7.33% and matures on July 1, 2021 at which time the mortgage will be fully amortized. Debt service payments began in August 2001. In connection with the refinancing, the Partnership incurred loan costs of approximately $455,000. The Partnership wrote off approximately $99,000 in unamortized loan costs resulting in a loss on the early extinguishment of debt.

On September 28, 2001, the Partnership refinanced the mortgage note encumbering Place du Plantier Apartments. The refinancing replaced the mortgage indebtedness of approximately $3,800,000 with a new mortgage of $6,454,000. The mortgage was refinanced at a rate of 7.09% compared to a prior rate of 7.33% and matures on October 1, 2021 at which time the mortgage will be fully amortized. In connection with the refinancing, the Partnership incurred loan costs of approximately $212,000. A completion repair escrow of approximately $15,000 was also established with the lender at the time of refinancing. The Partnership wrote off approximately $43,000 in unamortized loan costs resulting in a loss on the early extinguishment of debt.

On November 30, 2001, the Partnership refinanced the mortgage note encumbering Fairway View I Apartments. The refinancing replaced the mortgage indebtedness of approximately $4,000,000 with a new mortgage of $5,200,000. The mortgage was refinanced at a rate of 7.01% compared to a prior rate of 7.33% and matures on December 1, 2021 at which time the mortgage will be fully amortized. In connection with the refinancing, the Partnership incurred loan costs of approximately $178,000. A completion repair escrow of approximately $241,000 was also established with the lender at the time of refinancing. The Partnership wrote off approximately $39,000 in unamortized loan costs resulting in a loss on the early extinguishment of debt.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of $34,192,000 is amortized over varying periods with required balloon payments on two properties due in 2003. The remaining mortgages will be fully amortized in 2021. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. Accordingly, prior to such date the Partnership will need to either sell its investments properties or extend the term of the Partnership.


The Partnership distributed the following amounts during the twelve months ended December 31, 2002 and 2001 (in thousands, except per unit data):


                                      Per Limited                         Per Limited
                      Year Ended      Partnership       Year Ended        Partnership
                  December 31, 2002       Unit       December 31, 2001       Unit

Operations              $2,426           $21.91           $ 1,737           $15.69
Refinance (1)               26             0.24             9,114            82.33
Sale (2)                    --               --             1,154            10.42
                        $2,452           $22.15           $12,005           $108.44

(1) Proceeds from refinancings of Colony At Kenilworth, Place du Plantier, and Fairway View I Apartments in 2001.

(2)   Proceeds from sale of Panorama Terrace II Apartments in 2001.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the year 2003 or subsequent periods.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,532 limited partnership units in the Partnership representing 65.27% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.27% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, an affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.


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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over 30 days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.


Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS 6

                          LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements  of Changes in  Partners'  Deficit - Years ended  December 31,
        2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 6


We have audited the accompanying balance sheet of National Property Investors 6 as of December 31, 2002, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 6 at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003


                          NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $ 843
   Receivables and deposits                                                      515
   Restricted escrows                                                            489
   Other assets                                                                1,085
   Investment properties (Notes B and E):
      Land                                                    $ 4,019
      Buildings and related personal property                   65,412
                                                               69,431
      Less accumulated depreciation                            (53,841)       15,590
                                                                            $ 18,522
Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                       $ 139
      Tenant security deposits payable                                           225
      Accrued property taxes                                                      36
      Other liabilities                                                          680
      Mortgage notes payable (Note B)                                         34,192

Partners' Deficit
   General partner                                             $ (715)
   Limited partners (109,600 units issued and
      outstanding)                                             (16,035)      (16,750)
                                                                            $ 18,522

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                             Years Ended December 31,
                                                               2002            2001
                                                                            (Restated)
Revenues:
   Rental income                                             $ 10,005        $ 9,893
   Other income                                                   817             785
   Casualty gain (Note F)                                          30             166
      Total revenues                                           10,852          10,844

Expenses:
   Operating                                                    3,997           3,901
   General and administrative                                     670             648
   Depreciation                                                 3,319           3,365
   Interest                                                     2,652           2,213
   Property taxes                                                 514             509
   Loss on early extinguishment of debt                            --             181
      Total expenses                                           11,152          10,817

(Loss) Income from continuing operations                         (300)             27
Loss from discontinued operations                                  --            (165)
Gain on sale of discontinued operations (Note G)                   --           1,174

Net (loss) income                                             $ (300)        $ 1,036

Net (loss) income allocated to general partner (1%)            $ (3)           $ 10
Net (loss) income allocated to limited partners (99%)            (297)          1,026

                                                              $ (300)        $ 1,036
Per limited partnership unit:
   (Loss) income from continuing operations                  $ (2.71)         $ 0.25
   Income from discontinued operations                             --            9.11

Net (loss) income                                            $ (2.71)         $ 9.36

Distributions per limited partnership unit                  $   22.15        $ 108.44


                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 6

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions         109,600         $ 1       $ 54,800    $ 54,801

Partners' deficit at
  December 31, 2000                    109,600        $ (578)    $ (2,451)   $ (3,029)

Distributions to partners                   --           (120)                (12,005)
                                                                        (11,885)

Net income for the year ended
  December 31, 2001                         --             10       1,026       1,036

Partners' deficit at
  December 31, 2001                    109,600           (688)    (13,310)    (13,998)

Distribution to partners                    --            (24)     (2,428)     (2,452)

Net loss for the year ended
  December 31, 2002                         --             (3)       (297)       (300)

Partners' deficit at
  December 31, 2002                    109,600        $ (715)    $(16,035)   $(16,750)

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Years Ended December 31,
                                                                 2002         2001
Cash flows from operating activities:
  Net (loss) income                                              $ (300)     $ 1,036
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                   3,319        3,523
   Amortization of loan costs                                        91          127
   Gain on sale of investment property                               --       (1,174)
   Loss on early extinguishment of debt                              --          288
   Casualty gain                                                    (30)        (166)
   Change in accounts:
      Receivables and deposits                                       322        (170)
      Other assets                                                    36        (112)
      Accounts payable                                               101        (146)
      Tenant security deposits payable                               (12)        (41)
      Accrued property taxes                                          (2)       (104)
      Other liabilities                                              315        (110)
          Net cash provided by operating activities                3,840       2,951

Cash flows from investing activities:
  Property improvements and replacements                            (838)     (1,533)
  Net withdrawals from (deposits to) restricted escrows               54        (176)
  Net proceeds from sale of investment property                       --       2,614
  Net insurance proceeds                                              33         180
          Net cash (used in) provided by investing
            activities                                              (751)      1,085

Cash flows from financing activities:
  Payments on mortgage notes payable                                (607)       (155)
  Distributions paid                                              (2,452)    (12,005)
  Proceeds from mortgage notes payable                                --      26,054
  Repayment of mortgage notes payable                                 --     (17,235)
  Loan costs paid                                                     --        (845)
          Net cash used in financing activities                   (3,059)     (4,186)

Net increase (decrease) in cash and cash equivalents                  30        (150)

Cash and cash equivalents at beginning of year                       813         963

Cash and cash equivalents at end of year                         $ 843        $ 813

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,534      $ 2,133

                   See Accompanying Notes to Financial Statements
                          NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2002


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

Fair Value of Financial Statements

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt)  approximates  their fair value due to the short  term  maturity  of these instruments.  The  fair  value  of  the  Partnership's  long  term  debt,  after
discounting   the  scheduled  loan  payments  to  maturity,   is   approximately
$35,800,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $598,000 at December 31, 2002 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Loan Costs

Loan costs of approximately $1,192,000, less accumulated amortization of approximately $352,000, are included in other assets and are being amortized by the straight-line method over the life of the loans. Amortization of loan costs is included in interest expense. Amortization expense is expected to be approximately $86,000 in 2003 and $42,000 for each of the years 2004 through 2007.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases and fully reserves all balances outstanding over 30 days. The Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Investment Properties

Investment properties consist of five apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2002 and 2001.

During 2001, AIMCO, an affiliate of the Managing General Partner, commissioned a project to study process improvement to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain and direct and indirect project costs (primarily payroll related costs) and increased capitalization of such costs by approximately $126,000 in 2002 compared to 2001.

Replacement Reserve Escrow

The Partnership maintains replacement reserve escrows at some of its properties to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note documents. As of December 31, 2002, the balance in these accounts is approximately $489,000.

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

Advertising Costs

Advertising costs of approximately $93,000 in 2002 and approximately $134,000 in 2001 were charged to expense as incurred and are included in operating expenses.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. As a result, the accompanying consolidated statement of operations have been restated as of January 1, 2001 to reflect the operations of Panorama Terrace II Apartments as loss from discontinued operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with an early adoption option. Effective April 1, 2002, the Partnership adopted SFAS 145. As a result, the loss on extinguishments debt on the refinancings in 2001 have been included in income from continuing operations.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                          Principal                                        Principal
                          Balance At                Stated                  Balance
                         December 31,    Monthly   Interest   Maturity      Due At
                             2002        Payment     Rate       Date       Maturity
                              (in thousands)                            (in thousands)
Properties
Ski Lodge                  $ 6,800      $ 42 (1)     7.33%    11/01/03      $ 6,800
Place du Plantier            6,276         50 (2)    7.09%    10/01/21           --
Fairway View I               5,076         40 (2)    7.01%    12/01/21           --
Colony at Kenilworth        13,940        117 (2)    7.58%    07/01/21           --
Alpine Village               2,100         13 (1)    7.33%    11/01/03        2,100
                           $34,192      $ 262                               $ 8,900

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

On June 28, 2001, the Partnership refinanced the mortgage encumbering Colony at Kenilworth Apartments. The refinancing replaced the first mortgage indebtedness of approximately $7,985,000 with a new mortgage of $14,400,000. The mortgage was refinanced at a rate of 7.58% compared to a prior rate of 7.33% and matures on July 1, 2021 at which time the mortgage will be fully amortized. Debt service payments began in August 2001. In connection with the refinancing, the Partnership incurred loan costs of approximately $455,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. The Partnership wrote off approximately $99,000 in unamortized loan costs resulting in a loss on the early extinguishment of debt.

On September 28, 2001, the Partnership refinanced the mortgage note encumbering Place du Plantier Apartments. The refinancing replaced the first mortgage indebtedness of approximately $3,800,000 with a new mortgage of $6,454,000. The mortgage was refinanced at a rate of 7.09% compared to a prior rate of 7.33% and matures on October 1, 2021 at which time the mortgage will be fully amortized. In connection with the refinancing, the Partnership incurred loan costs of approximately $212,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. A completion repair escrow of approximately $15,000 was also established with the lender at the time of refinancing. The Partnership wrote off approximately $43,000 in unamortized loan costs resulting in a loss on the early extinguishment of debt.

On November 30, 2001, the Partnership refinanced the mortgage note encumbering Fairway View I Apartments. The refinancing replaced the first mortgage indebtedness of approximately $4,000,000 with a new mortgage of $5,200,000. The mortgage was refinanced at a rate of 7.01% compared to a prior rate of 7.33% and matures on December 1, 2021 at which time the mortgage will be fully amortized. In connection with the refinancing, the Partnership incurred loan costs of approximately $178,000. These loan costs are included in other assets in the accompanying balance sheet and are being amortized over the life of the mortgage. A completion repair escrow of approximately $241,000 was also established with the lender at the time of refinancing. The Partnership wrote off approximately $39,000 in unamortized loan costs resulting in a loss on the early extinguishment of debt.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                               2003               9,554
                               2004                 703
                               2005                 757
                               2006                 814
                               2007                 876
                            Thereafter           21,488
                                                $34,192

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands, except per unit data):

                                                December 31,
                                              2002         2001
Net (loss) income as reported                $ (300)      $ 1,036
Add (deduct):
   Depreciation differences                    1,744        1,196
   Prepaid rent                                  (25)          16
   Gain on sale                                   --          236
   Casualty                                      (30)        (158)
   Subordinate incentive fee                      --           --
   Other                                         465         (207)
Federal taxable income                       $ 1,854      $ 2,119
Federal taxable income per limited
   partnership unit                          $ 16.75      $ 19.14

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                       $(16,750)
Land and buildings                                  (2,039)
Accumulated depreciation                            (1,289)
Syndication and distribution costs                   6,295
Prepaid rent                                            53
Other                                                  522

Net liabilities - tax basis                       $(13,208)

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

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $551,000 and $555,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $389,000 and $666,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $17,000 and $283,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based upon a percentage of additions to the investment properties.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $106,000 and $4,000 of fees were paid in conjunction with the operating distributions made during the years ended December 31, 2002 and 2001, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received $110,000 and $150,000 for the years ended December 31, 2002 and 2001, respectively.

In connection with the 2001 refinancings of Colony At Kenilworth, Place du Plantier, and Fairway View I Apartments, the Partnership paid approximately $261,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. These amounts are recorded as loan costs and included in other assets on the accompanying balance sheet. The loan costs are being amortized over the lives of the respective mortgages.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $177,000 and $159,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,532 limited partnership units in the Partnership representing 65.27% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.27% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, an affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

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

Note E - Real Estate and Accumulated Depreciation


                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                         Buildings         Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description                 Encumbrances       Land      Property       Acquisition
                           (in thousands)                             (in thousands)
Ski Lodge                     $ 6,800         $ 672       $11,587         $ 4,826
Place du Plantier               6,276            840        7,773           3,085
Fairway View I                  5,076            762        7,048           2,787
Colony at Kenilworth           13,940          1,306       13,187           9,414
Alpine Village                  2,100            359        3,515           2,270
                              $34,192        $ 3,939      $43,110         $22,382


                      Gross Amount At Which
                             Carried
                       At December 31, 2002
                        (in thousands)

                           Buildings
                          And Related
                           Personal             Accumulated    Year of     Date    Depreciable
Description         Land  Properties   Total   Depreciation  ConstructionAcquired  Life-Years
                                               (in thousands)
Ski Lodge          $ 676    $16,409   $17,085     $14,090       1977       07/84      5-30
Place du Plantier     844    10,854    11,698       9,121       1974       05/84      5-30
Fairway View I        767     9,830    10,597       7,891       1974       05/84      5-30
Colony at
  Kenilworth        1,366    22,541    23,907      18,162       1967       03/84      5-30
Alpine Village        366     5,778     6,144       4,577       1972       10/84      5-30
      Totals       $4,019   $65,412   $69,431     $53,841

Reconciliation of Real Estate and Accumulated Depreciation:

                                                     December 31,
                                                  2002          2001
                                                    (in thousands)
Real Estate
Balance at beginning of year                     $68,616       $72,261
  Property improvements and replacements             838         1,447
  Disposal of assets                                 (23)         (101)
  Sale of investment property                         --        (4,991)
Balance at end of year                           $69,431       $68,616

Accumulated Depreciation
Balance at beginning of year                     $50,542       $50,657
  Additions charged to expense                     3,319         3,523
  Disposal of assets                                 (20)          (87)
  Sale of investment property                         --        (3,551)
Balance at end of year                           $53,841       $50,542

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $67,413,000 and $66,613,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $55,31,000 and $53,555,000, respectively.

Note F - Casualty Events

During 2002, a net casualty gain of approximately $30,000 was recorded at Ski Lodge Apartments due to a kitchen fire. This gain was the result of the receipt of approximately $33,000 of insurance proceeds in excess of the write off of the net book value of the destroyed assets totaling approximately $3,000.

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

Note G - Sale of Investment Property

On August 2, 2001, the Partnership sold Panorama Terrace II Apartments to an unrelated third party, for net proceeds of approximately $2,614,000 after payment of closing costs. The Partnership realized a gain of approximately $1,174,000 as a result of the sale. The Partnership used $1,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt from discontinued operations of approximately $107,000 as a result of unamortized loan costs being written off and a prepayment penalty.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $53,000 and non-audit services (principally tax-related) of approximately $26,000.

Item 10.    Executive Compensation

No  directors  or  officers  of  the  Managing   General  Partner  received  any
remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2002, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                           Number of Units      Percentage

           Insignia Properties, LP              48,033            43.83%
             (an affiliate of AIMCO)
           AIMCO Properties, LP                 23,499            21.44%
             (an affiliate of AIMCO)

Insignia Properties, LP is indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $551,000 and $555,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $389,000 and $666,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $17,000 and $283,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based upon a percentage of additions to the investment properties.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $106,000 and $4,000 of fees were paid in conjunction with the operating distributions made during the years ended December 31, 2002 and 2001, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received $110,000 and $150,000 for the years ended December 31, 2002 and 2001, respectively.

In connection with the 2001 refinancings of Colony At Kenilworth, Place du Plantier, and Fairway View I Apartments, the Partnership paid approximately $261,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. These amounts are recorded as loan costs and included in other assets on the accompanying balance sheet. The loan costs are being amortized over the lives of the respective mortgages.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $177,000 and $159,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,532 limited partnership units in the Partnership representing 65.27% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.27% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, an affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

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

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2002:

            None.

ITEM 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.


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


                                    Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


/s/Patrick J. Foye      Executive Vice President      Date: March 28, 2003
Patrick J. Foye         and Director

/s/Thomas C. Novosel    Senior Vice President         Date: March 28, 2003
Thomas C. Novosel       and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Property Investors 6;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive   Vice   President   of   NPI   Equity
                                Investments,   Inc.,  equivalent  of  the  chief
                                executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Property Investors 6;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

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

10.30Multifamily  Note dated June 27, 2001 between National  Property  Investors
     6, a California limited partnership with respect to Colony at Kenilworth Apartments, and GMAC Commercial Mortgage Corporation, a California corporation.

10.31Purchase and Sales  Contract dated June 13, 2001 between  Angeles  Partners
     IX, a California limited partnership and National Property Investors 6, a California limited partnership with respect to Panorama Terrace II Apartments, as sellers, and Tigertown Investments, Inc., as purchaser.

10.32Multifamily  Note  dated  September  27,  2001  between  National  Property
     Investors 6, a California limited partnership with respect to Place du Plantier Apartments, and GMAC Commercial Mortgage Corporation, a California corporation.

10.33Multifamily  Note  dated  November  30,  2001  between  National   Property
     Investors 6, a California limited partnership with respect to Fairway View I Apartments, and GMAC Commercial Mortgage Corporation, a California corporation.

16 Letter dated November 11, 1998, from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant; incorporated by reference to the Registrant's Current Report on Form 8-K dated November 10, 1998.

99   Certification of Chief Executive Officer and Chief Financial Officer.



Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Yearly Report on Form 10-KSB of National Property Investors 6 (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 28, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.