Form 10QSB
period 2003-03-31
NATIONAL PROPERTY INVESTORS 6
filed 2003-05-15
CIK 708870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-11864


                          NATIONAL PROPERTY INVESTORS 6
             (Exact name of registrant as specified in its charter)



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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $  814
   Receivables and deposits                                                     501
   Restricted escrows                                                           542
   Other assets                                                               1,012
   Investment properties:
       Land                                                  $ 3,343
       Buildings and related personal property                 49,379
                                                               52,722
       Less accumulated depreciation                          (40,585)       12,137
   Assets held for sale                                                       2,829
                                                                           $ 17,835
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 213
   Tenant security deposit liabilities                                          235
   Accrued property taxes                                                       103
   Other liabilities                                                            645
   Mortgage notes payable                                                    27,233
   Liabilities related to assets held for sale                                6,800

Partners' Deficit
   General partner                                            $ (721)
   Limited partners (109,600 units
      issued and outstanding)                                 (16,673)      (17,394)
                                                                           $ 17,835


                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                              Three Months Ended
                                                                   March 31,
                                                             2003            2002
                                                                          (Restated)
Revenues:
  Rental income                                            $ 1,999          $ 1,869
  Other income                                                 127              120
    Total revenues                                           2,126            1,989

Expenses:
  Operating                                                  1,052              678
  General and administrative                                   140              156
  Depreciation                                                 628              638
  Property taxes                                               110              107
  Interest                                                     516              557
    Total expenses                                           2,446            2,136

Net loss from continuing operations                           (320)            (147)
(Loss) income from discontinued operations                     (21)              70
Net loss                                                    $ (341)          $ (77)


Net loss allocated to general partner (1%)                   $ (3)           $ (1)

Net loss allocated to limited partners (99%)                  (338)             (76)

                                                            $ (341)          $ (77)


Per limited partnership unit:
  Loss from continuing operations                            (2.89)           (1.33)
  (Loss) income from discontinued operations                 (0.19)            0.63
                                                           $ (3.08)         $ (0.70)

Distribution per limited partnership unit                   $ 2.74           $ --

                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 6

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners       Total

Original capital contributions       109,600        $ 1        $ 54,800     $ 54,801

Partners' deficit at
   December 31, 2002                 109,600       $ (715)     $(16,035)    $(16,750)

Distributions to partners                 --           (3)         (300)        (303)

Net loss for the three months
   ended March 31, 2003                   --           (3)         (338)        (341)

Partners' deficit at
   March 31, 2003                    109,600       $ (721)     $(16,673)    $(17,394)

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                       March 31,
                                                                   2003         2002
Cash flows from operating activities:
  Net loss                                                        $ (341)      $ (77)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                     832         842
     Amortization of loan costs                                        22          23
     Change in accounts:
       Receivables and deposits                                        14         318
       Other assets                                                    51         (86)
       Accounts payable                                                74          51
       Tenant security deposit liabilities                             10          (4)
       Accrued property taxes                                          67          62
       Other liabilities                                              (35)         77
         Net cash provided by operating activities                    694       1,206

Cash flows from investing activities:
  Property improvements and replacements                             (208)       (168)
  Net (deposits to) withdrawals from restricted escrows               (53)        104
         Net cash used in investing activities                       (261)        (64)

Cash flows from financing activities:
  Distributions to partners                                          (303)         --
  Payments on mortgage notes payable                                 (159)       (148)
         Net cash used in financing activities                       (462)       (148)

Net (decrease) increase in cash and cash equivalents                  (29)        994

Cash and cash equivalents at beginning of the period                  843         813

Cash and cash equivalents at end of the period                     $ 814      $ 1,807

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 626       $ 638


                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Ski Lodge Apartments as income from discontinued operations due to it being classified as held for sale.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $139,000 and $135,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $110,000 and $138,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $10,000 and $4,000 for the three months ended March 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $27,000 for the three months ended March 31, 2003, which is included in general and administrative expenses. No such fees were earned or paid during the three months ended March 31, 2002.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the three months ended March 31, 2003 and 2002.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $147,000 and $177,000, respectively.

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

Note C - Investment Property Held for Sale

In April 2003, the Partnership entered into a contract for the sale of Ski Lodge Apartments. The anticipated closing is May 2003. The Partnership anticipates recognizing a gain on the sale of the property, although there can be no assurance that the sale will occur.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Ski Lodge Apartments (1)                      90%        93%
         Montgomery, Alabama
      Place du Plantier Apartments (2)              83%        97%
         Baton Rouge, Louisiana
      Fairway View Apartments (3)                   94%        91%
         Baton Rouge, Louisiana
      Colony at Kenilworth Apartments               89%        91%
         Towson, Maryland
      Alpine Village Apartments                     94%        92%
         Birmingham, Alabama

(1) The Managing General Partner attributes the decrease in occupancy to a general market decline and to an increase in home purchases.

(2) The Managing General Partner attributes the decrease in occupancy to competitors use of aggressive rent reductions and specials.

(3) The Managing General Partner attributes the increase in occupancy to increased focus on marketing and customer retention.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003 was approximately $341,000 as compared to $77,000 for the three months ended March 31, 2002. The increase in net loss is attributed to an increase in total expenses partially offset by an increase in total revenues. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Ski Lodge Apartments as income (loss) from discontinued operations due to it being classified as held for sale.

Excluding the discontinued operations, loss for the three months ended March 31, 2003 and 2002 was approximately $320,000 and $147,000, respectively. The increase in net loss is due to an increase in total expenses partially offset by an increase in total revenue. Total revenue increased due to an increase in rental revenue. Rental revenue increased due to increases in rental rates at all of the investment properties and in occupancy at Fairway View I and Alpine Village Apartments, partially offset by decreases in occupancy at Place du Plantier and Colony at Kenilworth Apartments.

Total expenses increased due to increases in operating expenses partially offset by a decrease in interest expense. Operating expenses increased due to an increase in property expense and maintenance expense. Property expense increased due to an increase in corporate unit expenses at Colony at Kenilworth Apartments and an increase in utilities and payroll related expenses at the remaining three investment properties. Maintenance expenses increased due to increases in snow removal costs at Colony at Kenilworth Apartments and contract repairs at three of the Partnership's investment properties. Maintenance expense also increased due to an increase in payroll related costs at all of the properties. Interest expense decreased due to lower principal balances on the mortgage notes encumbering three of the Partnership's investment properties.

Included in general and administrative expense for the three months ended March 31, 2003 and 2002, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $814,000 as compared to approximately $1,807,000 at March 31, 2002. For the three months ended March 31, 2003, cash and cash equivalents decreased by approximately $29,000 from December 31, 2002. The decrease in cash and cash equivalents is due to approximately $462,000 of cash used in financing activities and approximately $261,000 of cash used in investing activities partially offset by approximately $694,000 of cash provided by operating activities. Cash used in financing activities consists of distributions to the partners and principal payments on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consists of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Ski Lodge Apartments:

During the three months ended March 31, 2003, the Partnership completed approximately $50,000 of capital improvements at Ski Lodge Apartments, consisting primarily of appliance replacements, interior decoration, plumbing fixtures and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $106,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements and other general improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Place du Plantier Apartments:

During the three months ended March 31, 2003, the Partnership completed approximately $28,000 of capital improvements at Place du Plantier Apartments, consisting primarily of roof upgrades, floor covering replacements and major landscaping. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $149,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliances, floor covering replacements, roof replacement, and building improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Fairway View I Apartments:

During the three months ended March 31, 2003, the Partnership completed approximately $20,000 of capital improvements at Fairway View I Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $220,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliances, floor covering replacements, roof replacement and parking lot and pool upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Colony at Kenilworth Apartments:

During the three months ended March 31, 2003, the Partnership completed approximately $95,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of roof replacements, appliances, water heater and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $359,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliances, floor covering replacements, major landscaping, roof replacement and parking lot and building upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Alpine Village Apartments:

During the three months ended March 31, 2003, the Partnership completed approximately $15,000 of capital improvements at Alpine Village Apartments, consisting primarily of appliances, floor covering replacements, cabinets, major landscaping, and office computers. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $185,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof upgrades, appliances, floor covering replacements, building upgrades and tennis court, pool and parking lot resurfacing. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $27,233,000 is being amortized over various periods with balloon payments of approximately $2,100,000 due November 2003 on one of the properties. The remaining mortgages will be fully amortized in 2021. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

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

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002(in thousands, except per unit data):

                                      Per Limited                        Per Limited
                 Three Months Ended   Partnership  Three Months Ended    Partnership
                   March 31, 2003        Unit        March 31, 2002         Unit

Operations              $303            $ 2.74             --                --

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancing and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,532 limited partnership units in the Partnership representing 65.27% of the outstanding units at March 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.27% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, an affiliate is required to vote 46,289 of its Units acquired from DeForest Ventures II, L.P. on January 19, 1996 (the date that Insignia Financial Group acquired the stock of National Property Investors, Inc., the then parent company of the Managing General Partner), (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliate's right to vote each Unit acquired.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the properties. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the properties.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the
Partnership's investment property. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weakness exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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


                                    Date: May 14, 2003

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


Date:  May 14, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President of Angeles Realty
                                    Corporation, equivalent of the chief
                                    executive officer of the Partnership

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


Date:  May 14, 2003

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer  of  Angeles   Realty   Corporation,
                                    equivalent of the chief financial officer of
                                    the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 6 (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 14, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 14, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.