Form 10QSB
period 2003-09-30
NATIONAL PROPERTY INVESTORS 6
filed 2003-11-13
CIK 708870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                          NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003

Assets
   Cash and cash equivalents                                                 $ 977
   Receivables and deposits                                                     325
   Restricted escrows                                                           244
   Other assets                                                               1,208
   Investment properties:
       Land                                                  $ 2,977
       Buildings and related personal property                 43,562
                                                               46,539
       Less accumulated depreciation                          (36,768)        9,771
                                                                           $ 12,525
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 100
   Tenant security deposit liabilities                                          160
   Accrued property taxes                                                        79
   Other liabilities                                                            399
   Mortgage notes payable                                                    24,806

Partners' Deficit
   General partner                                            $ (678)
   Limited partners (109,600 units
      issued and outstanding)                                 (12,341)      (13,019)
                                                                           $ 12,525


                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                 Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
                                                  2003        2002         2003        2002
                                                           (Restated)               (Restated)
Revenues:
  Rental income                                 $ 1,793      $ 1,700     $ 5,284      $ 5,040
  Other income                                      144          142         396          336
    Total revenues                                1,937        1,842       5,680        5,376

Expenses:
  Operating                                         903          701       2,412        1,839
  General and administrative                        104          110         353          556
  Depreciation                                      535          533       1,633        1,656
  Property taxes                                    101           98         295          283
  Interest                                          466          479       1,410        1,477
    Total expenses                                2,109        1,921       6,103        5,811

Loss from continuing operations                    (172)         (79)       (423)        (435)
(Loss) income from discontinued operations          (33)          41        (266)         172
Gain on sale of discontinued operations             118           --      13,909           --

Net (loss) income                                $ (87)       $ (38)     $13,220      $ (263)

Net (loss) income allocated to general
  partner (1%)                                    $ (1)       $ (1)       $ 132        $ (3)
Net (loss) income allocated to limited
  partners (99%)                                    (86)         (37)     13,088         (260)

                                                 $ (87)       $ (38)     $13,220      $ (263)
Per limited partnership unit:
  Loss from continuing operations               $ (1.55)     $ (0.70)    $ (3.82)     $ (3.92)
  (Loss) income from discontinued
    operations                                    (0.30)        0.36       (2.40)        1.55
  Gain on sale of discontinued operations          1.07           --      125.64           --

Net (loss) income                               $ (0.78)     $ (0.34)    $119.42      $ (2.37)

Distribution per limited partnership
  unit                                          $ 16.74       $ --       $ 85.71      $ 17.94

                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 6

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners       Total

Original capital contributions       109,600        $ 1        $ 54,800     $ 54,801

Partners' deficit at
   December 31, 2002                 109,600       $ (715)     $(16,035)    $(16,750)

Distributions to partners                 --          (95)       (9,394)      (9,489)

Net income for the nine months
   ended September 30, 2003               --          132        13,088       13,220

Partners' deficit at
   September 30, 2003                109,600       $ (678)     $(12,341)    $(13,019)


                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003         2002
Cash flows from operating activities:
  Net income (loss)                                              $ 13,220      $ (263)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                   2,137        2,503
     Amortization of loan costs                                        51           68
     Gain on sale of investment properties                        (13,909)          --
     Loss on early extinguishment of debt                              47           --
     Change in accounts:
       Receivables and deposits                                       190          408
       Other assets                                                  (221)         (81)
       Accounts payable                                              (189)          34
       Tenant security deposit liabilities                            (65)         (27)
       Accrued property taxes                                          43          188
       Other liabilities                                             (281)         364
         Net cash provided by operating activities                  1,023        3,194

Cash flows from investing activities:
  Property improvements and replacements                             (527)        (598)
  Net withdrawals from restricted escrows                             245           90
  Net proceeds from sale of investment properties                  18,268           --
         Net cash provided by (used in) investing activities       17,986         (508)

Cash flows from financing activities:
  Distributions to partners                                        (9,489)      (1,986)
  Payments on mortgage notes payable                                 (486)        (451)
  Repayment of mortgage notes payable                              (8,900)          --
         Net cash used in financing activities                    (18,875)      (2,437)

Net increase in cash and cash equivalents                             134          249

Cash and cash equivalents at beginning of period                      843          813

Cash and cash equivalents at end of period                         $ 977      $ 1,062

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,720     $ 1,905

                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2002 to reflect the operations of Ski Lodge Apartments, which sold in May 2003, and Alpine Village Apartments, which sold in June 2003, as (loss) income from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $362,000 and $411,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses and discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $259,000 and $325,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $13,000 and $3,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $47,000 and $89,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. The Managing General Partner earned and received approximately $85,000 for the nine months ended September 30, 2002 which is included in general and administrative expenses. No such fees were earned or paid during the nine months ended September 30, 2003.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $147,000 and $177,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The Managing General Partner earned and received an Incentive Compensation Fee of approximately $114,000 as a result of the sale of Ski Lodge Apartments in May 2003. The Managing General Partner earned and received an Incentive Compensation Fee of approximately $64,000 as a result of the sale of Alpine Village Apartments in June 2003.

Note C - Sale of Investment Properties

In May 2003, the Partnership sold Ski Lodge Apartments to an unrelated third party, for net proceeds of approximately $13,903,000 after payment of closing costs. The Partnership realized a gain of approximately $11,151,000 as a result of the sale. The Partnership used $6,800,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $19,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. The additional gain of approximately $118,000 recognized during the three months ended September 30, 2003 is due to expense reserves established at the time of the sale, which were determined to be unneeded.

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

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Place du Plantier Apartments (1)              82%        93%
         Baton Rouge, Louisiana
      Fairway View Apartments                       92%        93%
         Baton Rouge, Louisiana
      Colony at Kenilworth Apartments (2)           93%        90%
         Towson, Maryland

(1) The Managing General Partner attributes the decrease in occupancy at Place du Plantier Apartments to increased competition and the construction of new homes in the local market.

(2) The Managing General Partner attributes the increase in occupancy at Colony at Kenilworth Apartments to an increase in student occupancy from a local college and to increased marketing and retention efforts from the new property management.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2003 was approximately $13,220,000 compared to a loss of approximately $263,000 for the corresponding period in 2002. The Partnership's net loss for the three months ended September 30, 2003 and 2002 was approximately $87,000 and $38,000, respectively. The increase in net loss for the three months ended September 30, 2003 is due to a decrease in income from discontinued operations and an increase in total expenses partially offset by the gain on sale of discontinued operations and an increase in total revenues. The decrease in net loss for the nine months ended September 30, 2003 is due to the gain on sale of discontinued operations. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2002 to reflect the operations of Ski Lodge Apartments, which sold in May 2003, and Alpine Village Apartments, which sold in September 2003, as (loss) income from discontinued operations.

In May 2003, the Partnership sold Ski Lodge Apartments to an unrelated third party, for net proceeds of approximately $13,903,000 after payment of closing costs. The Partnership realized a gain of approximately $11,151,000 as a result of the sale. The Partnership used $6,800,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $19,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. The additional gain of approximately $118,000 recognized during the three months ended September 30, 2003 is due to expense reserves established at the time of the sale, which were determined to be unneeded.

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

Excluding the discontinued operations and gain on sale, the Partnership's loss from continuing operations for the three and nine months ended September 30,2003 was approximately $172,000 and $423,000, respectively, compared to loss from continuing operations for the three and nine months ended September 30, 2002 of approximately $79,000 and $435,000, respectively. The increase in loss from continuing operations for the three months ended September 30, 2003 is due to an increase in total expenses partially offset by an increase in total revenues. The decrease in loss from continuing operations for the nine months ended September 30, 2003 is due to an increase in total revenues partially offset by an increase in total expenses. Total revenue for both periods increased due to an increase in rental income. Rental revenues increased due to increases in the average rental rates at Fairway View and Colony at Kenilworth Apartments, partially offset by a decrease in occupancy at Place du Plantier Apartments and an increase in rental concessions at all of the properties. Total revenues for the nine months ended September 30, 2003 also increased due to an increase in other income. Other income increased due to increases in lease cancellation fees at Place du Plantier and Kenilworth Apartments and corporate unit rental at Colony at Kenilworth Apartments.

Total expenses increased for the three and nine months ended September 30, 2003 due to increased operating expenses partially offset by decreases in general and administrative and interest expenses. Operating expenses for both periods increased due to increases in advertising, property, and maintenance expenses. Advertising expense increased due to increases in web and periodical advertising at all properties and leasing promotions at Place du Plantier Apartments. Property expense increased due to increases in corporate unit expense, utilities, and payroll and related expenses, primarily at Colony at Kenilworth Apartments. Maintenance expense increased due to increases in snow removal costs at Colony at Kenilworth Apartments and contract labor at all of the properties. Interest expense decreased due to the scheduled payments on the mortgages encumbering all of the investment properties.

General and administrative expense decreased due to decreases in the partnership management fees which decreased as a result of fewer distributions from operations. Included in general and administrative expense for the nine months ended September 30, 2003 and 2002, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $977,000 compared to approximately $1,062,000 at September 30, 2002. Cash and cash equivalents increased by approximately $134,000 from December 31, 2002. The increase in cash and cash equivalents is due to approximately $17,986,000 of cash provided by investing activities and approximately $1,023,000 of cash provided by operating activities partially offset by approximately $18,875,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sales of Ski Lodge and Alpine Village Apartments and the refund of restricted escrows maintained by the mortgage lenders partially offset by property improvements and replacements. Cash used in financing activities consisted of distributions to partners, repayment of the mortgage notes payable on Ski Lodge and Alpine Village Apartments and principal payments on mortgage notes payable. The Partnership invests its working capital in interest bearing accounts.

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

Place du Plantier Apartments:

During the nine months ended September 30, 2003, the Partnership completed approximately $95,000 of capital improvements at Place du Plantier Apartments, consisting primarily of roof upgrades, major landscaping, plumbing fixture upgrades, interior decoration, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $14,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of additional appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Fairway View Apartments:

During the nine months ended September 30, 2003, the Partnership completed approximately $71,000 of capital improvements at Fairway View Apartments, consisting primarily of roof upgrades and appliance, HVAC, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $15,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of additional appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Colony at Kenilworth Apartments:

During the nine months ended  September  30,  2003,  the  Partnership  completed approximately $195,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of floor covering, HVAC, water heater, and appliance replacements, miniblind installations, and roof upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $30,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of water heater, floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Ski Lodge Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $82,000 of capital improvements at Ski Lodge Apartments, consisting of floor covering replacements, wall coverings, and interior decoration. These improvements were funded from operating cash flow. Ski Lodge Apartments was sold in May 2003.

Alpine Village Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $84,000 of capital improvements at Alpine Village Apartments, consisting of appliance and floor covering replacements. These improvements were funded from operating cash flow. Alpine Village Apartments was sold in June 2003.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $24,806,000 is being amortized over 240 months and is scheduled to be fully amortized in 2021.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002(in thousands, except per unit data):

                                      Per Limited                        Per Limited
                  Nine Months Ended   Partnership   Nine Months Ended    Partnership
                 September 30, 2003      Unit      September 30, 2002       Unit

Operations              $ 532           $ 4.81           $1,960            $17.70
Refinance (1)              --               --               26              0.24
Sale (2)                8,957            80.90               --                --
                       $9,489           $85.71           $1,986            $17.94

(1)   Proceeds from the refinancing of Fairway View Apartments in November 2001.

(2)   Proceeds  from  the  sales of Ski  Lodge  Apartments  in May  2003 and  Alpine
      Village Apartments in June 2003.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,532 limited partnership units (the "Units") in the Partnership representing 65.27% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 12, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 38,068 Units for a purchase price of $48.52 per Unit. Such offer expires on December 11, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.27% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. (formerly known as Insignia Properties, LP "IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  Current Report on Form 8-K dated June 27, 2003 and filed on July 9, 2003 disclosing the sale of Alpine Village Apartments.

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


                                    Date: November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 6 (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.