Form 10KSB
period 2003-12-31
NATIONAL PROPERTY INVESTORS 6
filed 2004-03-26
CIK 708870

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934


                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $7,516,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

National Property Investors 6 (the "Partnership" or "Registrant") is a California limited partnership formed on October 15, 1982. The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Partnership's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO. The partnership agreement provides that the Partnership is to terminate on December 31, 2006, unless terminated prior to such date.

The Partnership, through its public offering of Limited Partnership Units, sold 109,600 units aggregating $54,800,000. The general partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership is engaged in the business of operating and holding real estate properties for investment. The Partnership currently owns and operates three apartment complexes (see "Item 2. Description of Properties").

The Partnership has no full time employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. These services were provided by an affiliate of the Managing General Partner for the years ended December 31, 2003 and 2002.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartments properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believe that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

                                   Date of
Properties                         Purchase       Type of Ownership        Use

Place du Plantier Apartments       05/01/84  Fee ownership, subject to   Apartment
  Baton Rouge, Louisiana                     first mortgage              268 units

Fairway View I Apartments          05/31/84  Fee ownership, subject to   Apartment
  Baton Rouge, Louisiana                     first mortgage              242 units

Colony at Kenilworth Apartments    03/15/84  Fee ownership, subject to   Apartment
  Towson, Maryland                           first mortgage              383 units

In May 2003, the Partnership sold Ski Lodge Apartments to an unrelated third party for net proceeds of approximately $13,903,000 after payment of closing costs. The Partnership realized a gain of approximately $11,151,000 as a result of the sale. The Partnership used $6,800,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $19,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $943,000 and $2,638,000, respectively, of revenue generated by the property.

In June 2003, the Partnership sold Alpine Village Apartments to an unrelated third party, for net proceeds of approximately $4,365,000 after payment of closing costs. The Partnership realized a gain of approximately $2,855,000 as a result of the sale. The Partnership used $2,100,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $28,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $493,000 and $980,000, respectively, of revenue generated by the property.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                          Gross
                        Carrying   Accumulated                             Federal
Properties                Value    Depreciation     Rate      Method      Tax Basis
                             (in thousands)                            (in thousands)

Place du Plantier        $11,787     $ 9,642      5-30 yrs     S/L         $ 2,100
Fairway View I            10,687       8,362      5-30 yrs     S/L           1,816
Colony at Kenilworth      24,141      19,307      5-30 yrs     S/L           4,705
        Totals           $46,615     $37,311                               $ 8,621

See  "Note  A" to the  financial  statements  included  in  "Item  7.  Financial
Statements"   for  a  description   of  the   Partnership's   depreciation   and
capitalization policies.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                           Principal                                        Principal
                          Balance At      Stated                             Balance
                         December 31,    Interest    Period    Maturity       Due At
Properties                   2003          Rate    Amortized     Date      Maturity (1)
                        (in thousands)                                    (in thousands)

Place du Plantier           $ 6,111       7.09%      20 yrs    10/01/21        $ --
Fairway View I                4,944       7.01%      20 yrs    12/01/21           --
Colony at Kenilworth         13,583       7.58%      20 yrs    07/01/21           --
        Totals              $24,638                                            $ --

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property:

                                      Average Annual             Average Annual
                                       Rental Rates                 Occupancy
                                        (per unit)
Properties                         2003            2002         2003        2002

Place du Plantier (1)             $ 7,112        $ 7,225         83%         91%
Fairway View I                      6,965          6,716         91%         93%
Colony at Kenilworth (2)           11,742         10,612         94%         89%

(1) The Managing General Partner attributes the decrease in occupancy at Place du Plantier Apartments to increased competition and the construction of new homes in the local market.

(2) The Managing General Partner attributes the increase in occupancy at Colony at Kenilworth Apartments to an increase in student occupancy from a local college and to increased marketing and retention efforts from property management

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. No tenant leases 10% or more of the available rental space. The properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were:

                                                2003            2003
                                               Billing          Rate
                                           (in thousands)

       Place du Plantier                        $ 45           10.40%
       Fairway View I                             55           10.40%
       Colony at Kenilworth                      287            1.76%

Capital Improvements

Place du Plantier Apartments

For 2003, the Partnership completed approximately $113,000 of capital improvements at Place du Plantier Apartments consisting primarily of roof replacements, mini blind and floor covering replacements, interior decoration and landscaping improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $147,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Fairway View I Apartments

For  2003,  the   Partnership   completed   approximately   $90,000  of  capital
improvements at Fairway View I Apartments consisting primarily of roof, appliance, air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $133,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Colony at Kenilworth Apartments

For 2003, the Partnership completed approximately $234,000 of capital improvements at Colony at Kenilworth Apartments consisting primarily of roof, water heater, mini blind, appliance, HVAC and floor covering replacements and exterior painting. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $211,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Ski Lodge Apartments

For 2003, the Partnership completed approximately $82,000 of capital improvements at Ski Lodge Apartments, consisting primarily of floor and wall covering replacements and interior decoration. These improvements were funded from operating cash flow. Ski Lodge Apartments was sold in May 2003.

Alpine Village Apartments

For 2003, the Partnership completed approximately $84,000 of capital improvements at Alpine Village Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. Alpine Village Apartments was sold in June 2003.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2003.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 109,600 Limited Partnership Units (the "Units") aggregating $54,800,000. As of December 31, 2003, the Partnership had 109,600 Units outstanding held by 2,125 limited partners of record. Affiliates of the Managing General Partner owned 72,883 Units or 66.50% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2003 and 2002 (in thousands, except per unit data) (see "Item 6. Management's Discussion and Analysis of Operation" for further details):

                                      Per Limited                        Per Limited
                      Year Ended      Partnership       Year Ended       Partnership
                  December 31, 2003       Unit      December 31, 2002        Unit

Operations              $ 735            $ 6.64          $ 2,426           $ 21.91
Sale (1)                 9,386            84.78               --                --
Refinance (2)               --               --               26              0.24
                       $10,121          $ 91.42          $ 2,452           $ 22.15

(1) Proceeds from the sales of Ski Lodge Apartments in May 2003 and Alpine Village Apartments in June 2003.

(2)   Proceeds from the refinancing of Fairway View I Apartments in 2001.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during the year 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 72,883 limited partnership units (the "Units") in the Partnership representing 66.50% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.50% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2003 was approximately $12,982,000, compared to a loss of approximately $300,000 for the year ended December 31, 2002. The decrease in net loss for the year ended December 31, 2003 is primarily due to the recognition of the gain on the sales of Ski Lodge and Alpine Village Apartments.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operations on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2002 to reflect the operations of Ski Lodge and Alpine Village Apartments as (loss) income from discontinued operations due to the sale of these properties during 2003.

In May 2003, the Partnership sold Ski Lodge Apartments to an unrelated third party for net proceeds of approximately $13,903,000 after payment of closing costs. The Partnership realized a gain of approximately $11,151,000 as a result of the sale. The Partnership used $6,800,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $19,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $943,000 and $2,638,000, respectively, of revenue generated by the property.

In June 2003, the Partnership sold Alpine Village Apartments to an unrelated third party for net proceeds of approximately $4,365,000 after payment of closing costs. The Partnership realized a gain of approximately $2,855,000 as a result of the sale. The Partnership used $2,100,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $28,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $493,000 and $980,000, respectively, of revenue generated by the property.

Excluding the gain on sales and the discontinued operations, the Partnership's loss from continuing operations for the years ended December 31, 2003 and 2002 was approximately $756,000 and $524,000, respectively. The increase in loss from continuing operations for the year ended December 31, 2003 is due to an increase in total expenses partially offset by an increase in total revenues. Total revenue increased due to increases in rental and other income. Rental income increased due to increases in occupancy and the average rental rate at Colony at Kenilworth and an increase in the average rental rate at Fairway View, partially offset by decreases in occupancy at Place du Plantier and Fairway View and an increase in concessions and bad debt expense at all of the investment properties. Other income increased due to increases in lease cancellation fees at Place du Plantier and Colony at Kenilworth and corporate unit rental at Colony at Kenilworth. Income from corporate units, and corporate unit expense (as discussed below), increased at Colony at Kenilworth Apartments due to a student housing contract with a local college.

Total expenses increased due to an increase in operating expenses, partially offset by decreases in general and administrative and interest expenses. Operating expenses increased due to increases in advertising, property, and maintenance expenses. Advertising expense increased due to increases in periodicals, web advertising, and newspaper advertising at all of the investment properties. Property expense increased due to increases in corporate unit expense and payroll and related benefits at Colony at Kenilworth. Maintenance expense increased due to an increase in contract labor at all of the investment properties, an increase in repairs and snow removal at Colony at Kenilworth and a decrease in the capitalization of certain payroll related costs at Place du Plantier and Fairway View. Interest expense decreased due to scheduled principal payments on the mortgages encumbering the three investment properties.

General and administrative expenses decreased due to a decrease in Partnership management fees, which is the result of less cash from operations being distributed by the Partnership during the year ended December 31, 2003 and a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $525,000 compared to approximately $843,000 at December 31, 2002. The decrease in cash and cash equivalents of approximately $318,000 is due to approximately $19,675,000 of cash used in financing activities partially offset by approximately $1,448,000 and $17,909,000 of cash provided by operating and investing activities, respectively. Cash used in financing activities consisted of distributions to partners, repayment of the mortgage notes payable on Ski Lodge and Alpine Village Apartments and principal payments on the mortgage notes payable encumbering the investment properties. Cash provided by investing activities consisted of proceeds from the sales of Ski Lodge and Alpine Village Apartments and the refund of restricted escrows maintained by the mortgage lenders partially offset by property improvements and replacements. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $491,000. Additional improvements may be considered and will depend on the physical condition of the properties, as well as Partnership reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment properties of approximately $24,638,000 has maturity dates of July 1, October 1, and December 1, 2021 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the twelve months ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                      Per Limited                        Per Limited
                      Year Ended      Partnership       Year Ended       Partnership
                  December 31, 2003       Unit      December 31, 2002        Unit

Operations              $ 735            $ 6.64          $ 2,426           $ 21.91
Sale (1)                 9,386            84.78               --                --
Refinance (2)               --               --               26              0.24
                       $10,121          $ 91.42          $ 2,452           $ 22.15

(1) Proceeds from the sales of Ski Lodge Apartments in May 2003 and Alpine Village Apartments in June 2003.

(2)   Proceeds from the refinancing of Fairway View I Apartments in 2001.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during the year 2004 or subsequent periods.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 72,883 limited partnership units (the "Units") in the Partnership representing 66.50% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.50% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS 6

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 6


We have audited the accompanying balance sheet of National Property Investors 6 as of December 31, 2003, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 6 at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 27, 2004

                          NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
  Cash and cash equivalents                                                    $ 525
  Receivables and deposits                                                         349
  Restricted escrows                                                               245
  Other assets                                                                   1,030
  Investment properties (Notes B, E and F):
    Land                                                        $ 2,977
    Buildings and related personal property                       43,638
                                                                  46,615
    Less accumulated depreciation                                (37,311)        9,304
                                                                              $ 11,453
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                             $ 268
  Tenant security deposits payable                                                 142
  Other liabilities                                                                294
  Mortgage notes payable (Note B)                                               24,638

Partners' Deficit
  General partner                                                $ (686)
  Limited partners (109,600 units issued and outstanding)        (13,203)      (13,889)
                                                                              $ 11,453

                 See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                             Years Ended December 31,
                                                               2003            2002
Revenues:                                                                   (Restated)
  Rental income                                               $ 6,987        $ 6,783
  Other income                                                    529             452
      Total revenues                                            7,516           7,235

Expenses:
  Operating                                                     3,397           2,566
  General and administrative                                      429             670
  Depreciation                                                  2,176           2,190
  Interest                                                      1,874           1,951
  Property taxes                                                  396             382
      Total expenses                                            8,272           7,759

Loss from continuing operations                                  (756)           (524)
(Loss) income from discontinued operations (Note A)              (268)            224
Gain on sale of discontinued operations (Note E)               14,006              --

Net income (loss) (Note C)                                   $ 12,982         $ (300)

Net income (loss) allocated to general partner (1%)            $ 130           $ (3)
Net income (loss) allocated to limited partners (99%)          12,852            (297)

                                                             $ 12,982         $ (300)
Per limited partnership unit:
  Loss from continuing operations                             $ (6.83)       $ (4.73)
  (Loss) income from discontinued operations                    (2.42)           2.02
  Gain on sale of discontinued operations                      126.51              --

Net income (loss)                                            $ 117.26        $ (2.71)

Distributions per limited partnership unit                    $ 91.42        $ 22.15

                 See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 6

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)

                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions         109,600         $ 1       $ 54,800    $ 54,801

Partners' deficit at
  December 31, 2001                    109,600        $ (688)    $(13,310)   $(13,998)

Distributions to partners                   --           (24)      (2,428)     (2,452)

Net loss for the year ended
  December 31, 2002                         --            (3)        (297)       (300)

Partners' deficit at
  December 31, 2002                    109,600          (715)     (16,035)    (16,750)

Distributions to partners                   --          (101)     (10,020)    (10,121)

Net income for the year ended
  December 31, 2003                         --           130       12,852      12,982

Partners' deficit at
  December 31, 2003                    109,600        $ (686)    $(13,203)   $(13,889)

                 See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Years Ended December 31,
                                                                 2003         2002
Cash flows from operating activities:
  Net income (loss)                                            $ 12,982      $ (300)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                 2,680        3,319
     Amortization of loan costs                                      61           91
     Gain on sale of investment properties                      (14,006)          --
     Loss on early extinguishment of debt                            47           --
     Casualty gain                                                   --          (30)
     Change in accounts:
      Receivables and deposits                                      166          322
      Other assets                                                  (53)          36
      Accounts payable                                               76          101
      Tenant security deposits payable                              (83)         (12)
      Accrued property taxes                                        (36)          (2)
      Other liabilities                                            (386)         315
          Net cash provided by operating activities               1,448        3,840

Cash flows from investing activities:
  Property improvements and replacements                           (603)        (838)
  Net withdrawals from restricted escrows                           244           54
  Net proceeds from sale of investment properties                18,268           --
  Net insurance proceeds                                             --           33
          Net cash provided by (used in) investing
            activities                                           17,909         (751)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (654)        (607)
  Distributions paid                                            (10,121)      (2,452)
  Repayment of mortgage notes payable                            (8,900)          --
          Net cash used in financing activities                 (19,675)      (3,059)

Net (decrease) increase in cash and cash equivalents               (318)          30

Cash and cash equivalents at beginning of year                      843          813

Cash and cash equivalents at end of year                         $ 525        $ 843

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,175      $ 2,534

                 See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Significant Accounting Policies

Organization

National Property Investors 6 (the "Partnership" or "Registrant") is a California limited partnership formed on October 15, 1982. The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Partnership's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO. The partnership agreement provides that the Partnership is to terminate on December 31, 2006, unless terminated prior to such date.

Basis of Presentation

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2002 to reflect the operations of Ski Lodge and Alpine Apartments, which sold in May and June 2003, respectively, as (loss) income from discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Income, Loss and Distributions

Net income, net loss and distributions of cash of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Statements

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, at the Partnership's incremental borrowing rate, is approximately $26,138,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $479,000 at December 31, 2003 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Loan Costs

Loan costs of approximately $851,000, less accumulated amortization of approximately $100,000, are included in other assets and are being amortized by the straight-line method over the life of the loans. Amortization of loan costs is included in interest expense. Amortization expense is expected to be approximately $43,000 for each of the years 2004 through 2008.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2003 and 2002.

Replacement Reserve Escrow

The Partnership maintains replacement reserve escrows at some of its properties to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note documents. As of December 31, 2003, the balance in these accounts is approximately $245,000.

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

Advertising Costs

Advertising costs of approximately $137,000 in 2003 and approximately $93,000 in 2002 were charged to expense as incurred and are included in operating expenses and (loss) income from discontinued operations.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                          Principal                                        Principal
                          Balance At                Stated                  Balance
                         December 31,    Monthly   Interest   Maturity      Due At
                             2003        Payment     Rate       Date       Maturity
                              (in thousands)                            (in thousands)
Properties
Place du Plantier          $ 6,111        $ 50       7.09%    10/01/21       $ --
Fairway View I               4,944           40      7.01%    12/01/21           --
Colony at Kenilworth        13,583          117      7.58%    07/01/21           --
                           $24,638        $ 207                              $ --

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):

                               2004              $ 703
                               2005                 757
                               2006                 814
                               2007                 876
                               2008                 943
                            Thereafter           20,545
                                                $24,638

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (in thousands, except per unit data):

                                                December 31,
                                              2003         2002
Net income (loss) as reported                $12,982      $ (300)
Add (deduct):
   Depreciation differences                    1,795        1,744
   Prepaid rent                                 (192)         (25)
   Gain on sale                                  825           --
   Casualty                                       --          (30)
   Other                                          (9)         465
Federal taxable income                       $15,401      $ 1,854
Federal taxable income per limited
   partnership unit                          $139.11      $ 16.75

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                       $(13,889)
Land and buildings                                  (1,555)
Accumulated depreciation                               872
Syndication and distribution costs                   6,295
Prepaid rent                                           182
Other                                                  167
Net liabilities - tax basis                       $ (7,928)

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

During the years ended December 31, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $434,000 and $551,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $310,000 and $389,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $17,000 for both of the years ended December 31, 2003 and 2002. The construction management service fees are calculated based upon a percentage of additions to the investment properties.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $16,000 and $106,000 of fees were paid in conjunction with the operating distributions made during the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $49,000 and $110,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $147,000 and $177,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 72,883limited partnership units (the "Units") in the Partnership representing 66.50% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.50% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Sale of Investment Properties

In May 2003, the Partnership sold Ski Lodge Apartments to an unrelated third party, for net proceeds of approximately $13,903,000 after payment of closing costs. The Partnership realized a gain of approximately $11,151,000 as a result of the sale. The Partnership used $6,800,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $19,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $943,000 and $2,638,000, respectively, of revenue generated by the property.

In June 2003, the Partnership sold Alpine Village Apartments to an unrelated third party, for net proceeds of approximately $4,365,000 after payment of closing costs. The Partnership realized a gain of approximately $2,855,000 as a result of the sale. The Partnership used $2,100,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $28,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $493,000 and $980,000, respectively, of revenue generated by the property.

Note F - Real Estate and Accumulated Depreciation


                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                         Buildings         Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description                 Encumbrances       Land      Property       Acquisition
                           (in thousands)                             (in thousands)

Place du Plantier             $ 6,111         $ 840       $ 7,773         $ 3,174
Fairway View I                  4,944            762        7,048           2,877
Colony at Kenilworth           13,583          1,306       13,187           9,648
                              $24,638        $ 2,908      $28,008         $15,699


                  Gross Amount At Which Carried
                       At December 31, 2003
                        (in thousands)

                           Buildings
                          And Related
                           Personal             Accumulated    Year of      Date    Depreciable
Description         Land  Properties   Total   Depreciation  Construction Acquired  Life-Years
                                               (in thousands)

Place du Plantier  $ 844    $10,943   $11,787     $ 9,642       1974       05/84      5-30
Fairway View I        767     9,920    10,687       8,362       1974       05/84      5-30
Colony at
  Kenilworth        1,366    22,775    24,141      19,307       1967       03/84      5-30
      Totals       $2,977   $43,638   $46,615     $37,311

Reconciliation of Real Estate and Accumulated Depreciation:

                                                     December 31,
                                                  2003          2002
                                                    (in thousands)
Real Estate
Balance at beginning of year                    $ 69,431      $ 68,616
  Property improvements and replacements             603           838
  Disposal of assets                             (23,419)          (23)
Balance at end of year                          $ 46,615      $ 69,431

Accumulated Depreciation
Balance at beginning of year                    $ 53,841      $ 50,542
  Additions charged to expense                     2,680         3,319
  Disposal of assets                             (19,210)          (20)
Balance at end of year                          $ 37,311      $ 53,841

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $45,060,000 and $67,413,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $36,439,000 and $55,310,000, respectively.

Note G - Casualty Events

During 2002, a net casualty gain of approximately $30,000 was recorded at Ski Lodge Apartments due to a kitchen fire. This gain is included in (loss) income from discontinued operations. It was the result of the receipt of approximately $33,000 of insurance proceeds in excess of the write off of the net book value of the destroyed assets totaling approximately $3,000.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

National Property Investors 6 (the "Partnership" or the "Registrant") has no directors or officers. The names and ages of, as well as the positions and offices held by, the present directors and officers of NPI Equity Investments, Inc. ("NPI Equity" or "Managing General Partner") are set forth below. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                        and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                        Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                        Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

No  directors  or  officers  of  the  Managing   General  Partner  received  any
remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2003, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                           Number of Units      Percentage

           AIMCO IPLP, L.P.                     48,033            43.83%
             (an affiliate of AIMCO)
           AIMCO Properties, L.P.               24,850            22.67%
             (an affiliate of AIMCO)

AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.) is indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

During the years ended December 31, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $434,000 and $551,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $310,000 and $389,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $17,000 for both of the years ended December 31, 2003 and 2002. The construction management service fees are calculated based upon a percentage of additions to the investment properties.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $16,000 and $106,000 of fees were paid in conjunction with the operating distributions made during the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $49,000 and $110,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $147,000 and $177,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 72,883 limited partnership units (the "Units") in the Partnership representing 66.50% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.50% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2003:

            None.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $62,000 and $53,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $25,000 and $26,000, respectively.

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


                                    NATIONAL PROPERTY INVESTORS 6


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 26, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Peter K. Kompaniez         Director                      Date: March 26, 2004
Peter K. Kompaniez

/s/Martha L. Long             Director and Senior Vice      Date: March 26, 2004
Martha L. Long                President

/s/Thomas M. Herzog           Senior Vice President         Date: March 26, 2004
Thomas M. Herzog              and Chief Accounting Officer

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

10.30Multifamily  Note dated June 27, 2001 between National  Property  Investors
     6, a California limited partnership with respect to Colony at Kenilworth Apartments, and GMAC Commercial Mortgage Corporation, a California corporation. (Incorporated by reference to the Partnership,s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.)

10.32Multifamily  Note  dated  September  27,  2001  between  National  Property
     Investors 6, a California limited partnership with respect to Place du Plantier Apartments, and GMAC Commercial Mortgage Corporation, a California corporation. (Incorporated by reference to the Partnership's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.)

10.33Multifamily  Note  dated  November  30,  2001  between  National   Property
     Investors 6, a California limited partnership with respect to Fairway View I Apartments, and GMAC Commercial Mortgage Corporation, a California corporation. (Incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.)

31.1 Certification  of  equivalent  of  Chief  Executive   Officer  pursuant  to
     Securities Exchange Act Rules  13a-14(a)/15d-14(a),  as Adopted Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification  of  equivalent  of  Chief  Financial   Officer  pursuant  to
     Securities Exchange Act Rules  13a-14(a)/15d-14(a),  as Adopted Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 26, 2004

                                /s/Martha L. Long
                                 Martha L. Long
                                Senior    Vice    President    of   NPI   Equity
                                Investments,   Inc.,  equivalent  of  the  chief
                                executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 26, 2004

                                    /s/Thomas M. Herzog
                                Thomas M. Herzog
                                Senior  Vice  President  and  Chief   Accounting
                                Officer of NPI Equity Investments, Inc.,
                                equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Yearly Report on Form 10-KSB of National Property Investors 6 (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 26, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 26, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.