Form 10QSB
period 2004-03-31
NATIONAL PROPERTY INVESTORS 6
filed 2004-05-14
CIK 708870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004



Assets
   Cash and cash equivalents                                                 $ 554
   Receivables and deposits                                                     263
   Restricted escrows                                                           245
   Other assets                                                               1,365
   Investment properties:
       Land                                                  $ 2,977
       Buildings and related personal property                 43,625
                                                               46,602
       Less accumulated depreciation                          (37,747)        8,855
                                                                           $ 11,282
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 154
   Tenant security deposit liabilities                                          139
   Accrued property taxes                                                        29
   Other liabilities                                                            361
   Mortgage notes payable                                                    24,467

Partners' Deficit
   General partner                                            $ (686)
   Limited partners (109,600 units
      issued and outstanding)                                 (13,182)      (13,868)
                                                                           $ 11,282


               See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                       March 31,
                                                              2004            2003
                                                                           (Restated)
Revenues:
  Rental income                                              $ 1,667        $ 1,764
  Other income                                                   139            112
  Casualty gain (Note C)                                          78             --
    Total revenues                                             1,884          1,876

Expenses:
  Operating                                                      731            920
  General and administrative                                      73            140
  Depreciation                                                   493            547
  Property taxes                                                 104             97
  Interest                                                       462            474
    Total expenses                                             1,863          2,178

Income (loss) from continuing operations                          21           (302)
Loss from discontinued operations                                 --            (39)
Net income (loss)                                             $ 21           $ (341)


Net income (loss) allocated to general partner (1%)           $ --            $ (3)

Net income (loss) allocated to limited partners (99%)             21           (338)

                                                              $ 21           $ (341)

Per limited partnership unit:
  Income (loss) from continuing operations                      0.19          (2.73)
  Loss from discontinued operations                               --          (0.35)
                                                             $ 0.19         $ (3.08)

Distribution per limited partnership unit                     $ --           $ 2.74


               See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners       Total

Original capital contributions       109,600        $ 1        $ 54,800     $ 54,801

Partners' deficit at
   December 31, 2003                 109,600       $ (686)     $(13,203)    $(13,889)

Net income for the three months
   ended March 31, 2004                   --           --            21           21

Partners' deficit at
   March 31, 2004                    109,600       $ (686)     $(13,182)    $(13,868)


               See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Three Months Ended
                                                                       March 31,
                                                                   2004         2003
Cash flows from operating activities:
  Net income (loss)                                                $ 21        $ (341)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                     493         832
     Casualty gain                                                    (78)         --
     Amortization of loan costs                                        11          22
     Change in accounts:
       Receivables and deposits                                        86          14
       Other assets                                                  (346)         51
       Accounts payable                                              (114)         74
       Tenant security deposit liabilities                             (3)         10
       Accrued property taxes                                          29          67
       Other liabilities                                               67         (35)
         Net cash provided by operating activities                    166         694

Cash flows from investing activities:
  Property improvements and replacements                              (46)       (208)
  Insurance proceeds received                                          80          --
  Net deposits to restricted escrows                                   --         (53)
         Net cash provided by (used in) investing activities           34        (261)

Cash flows from financing activities:
  Distributions to partners                                            --        (303)
  Payments on mortgage notes payable                                 (171)       (159)
         Net cash used in financing activities                       (171)       (462)

Net increase (decrease) in cash and cash equivalents                   29         (29)

Cash and cash equivalents at beginning of the period                  525         843

Cash and cash equivalents at end of the period                     $ 554       $ 814

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 451       $ 626


               See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statement of operations for the three months ended March 31, 2003 has been restated to reflect the operations of Ski Lodge and Alpine Apartments, which sold in May and June 2003, respectively, as loss from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2004 and 2003, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $83,000 and $139,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $51,000 and $110,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses, loss from discontinued operations and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $1,000 and $10,000 for the three months ended March 31, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $27,000 for the three months ended March 31, 2003, which is included in general and administrative expenses. No such fees were earned or paid during the three months ended March 31, 2004.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the three months ended March 31, 2004 and 2003.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $47,000. The Partnership was charged approximately $147,000 in 2003.

Note C - Casualty

In September 2003, one of the Partnership's investment properties, Place du Plantier Apartments, incurred damage as a result of a fire. During the three months ended March 31, 2004, the Partnership recognized a casualty gain of approximately $78,000 which is the result of insurance proceeds received of approximately $80,000 offset by the net book value of the assets written off.

Note D - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.
Note D - Contingencies (continued)

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Place du Plantier Apartments (1)              87%        83%
         Baton Rouge, Louisiana
      Fairway View Apartments (2)                   81%        94%
         Baton Rouge, Louisiana
      Colony at Kenilworth Apartments               91%        89%
         Towson, Maryland

(1) The Managing General Partner attributes the increase in occupancy at Place du Plantier Apartments to an effective new management team at the property focused on customer retention and marketing.

(2) The Managing General Partner attributes the decrease in occupancy at Fairway View Apartments to increased competition in the local market area.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income for the three months ended March 31, 2004 was approximately $21,000 compared to a loss of approximately $341,000 for the corresponding period in 2003. The decrease in net loss for the three months ended March 31, 2004 is due to the loss from discontinued operations recognized in 2003 and due to a decrease in total expenses, partially offset by a decrease in total revenues.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statement of operations for the three months ended March 31, 2003 has been restated to reflect the operations of Ski Lodge and Alpine Apartments, which sold in May and June 2003, respectively, as loss from discontinued operations.

Excluding the loss from discontinued operations, the Partnership recognized income from continuing operations of approximately $21,000 for the three months ended March 31, 2004 compared to a loss from continuing operations of approximately $302,000 for the three months ended March 31, 2003. The decrease in loss from continuing operations for the three months ended March 31, 2004 is due to a decrease in total expenses partially offset by a decrease in total revenues. Total revenues decreased due to a decrease in rental income partially offset by an increase in other income and a casualty gain recognized in 2004. Rental income decreased due to a decrease in occupancy at Fairway View Apartments, decreases in the average rental rate at all of the properties and an increase in bad debt expense at all of the properties partially offset by an increase in occupancy at Place du Plantier and Colony at Kenilworth. Other income increased due to increases in corporate unit rent and lease cancellation fees at Colony at Kenilworth partially offset by a decrease in late charges at all of the properties.

In September 2003, one of the Partnership's investment properties, Place du Plantier Apartments, incurred damage as a result of a fire. During the three months ended March 31, 2004, the Partnership recognized a casualty gain of approximately $78,000 which is the result of insurance proceeds received of approximately $80,000 offset by the net book value of the assets written off.

Total expenses decreased for the three months ended March 31, 2004 due to decreases in operating, general and administrative and depreciation expenses. Operating expense decreased due to decreases in advertising, property and maintenance expenses. Advertising expense decreased due to decreases in periodical and newspaper advertising at Colony at Kenilworth. Property expense decreased due to a decrease in corporate unit expense at Colony at Kenilworth. Maintenance expense decreased due to decreases in contract labor and snow removal at Colony at Kenilworth. Depreciation expense decreased due to assets becoming fully depreciated at Colony at Kenilworth.

General and administrative expenses decreased due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $554,000 compared to approximately $814,000 at March 31, 2003. For the three months ended March 31, 2004, cash and cash equivalents increased by approximately $29,000 due to approximately $166,000 of cash provided by operating activities and approximately $34,000 of cash provided by investing activities partially offset by approximately $171,000 of cash used in financing activities. Cash provided by investing activities consisted of insurance proceeds received partially offset by property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital in interest bearing accounts.

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

Place du Plantier Apartments:

During the three months ended March 31, 2004, the Partnership completed approximately $20,000 of capital improvements at Place du Plantier Apartments, consisting primarily of plumbing fixture and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $128,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Fairway View Apartments:

During the three months ended March 31, 2004, the Partnership completed approximately $11,000 of capital improvements at Fairway View Apartments, consisting primarily of plumbing fixtures and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $121,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Colony at Kenilworth Apartments:

During the three months ended March 31, 2004, the Partnership completed approximately $15,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $195,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $24,467,000 is being amortized over 240 months and is scheduled to be fully amortized at maturity in 2021.

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

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003(in thousands, except per unit data):


                                      Per Limited                        Per Limited
                 Three Months Ended   Partnership  Three Months Ended    Partnership
                   March 31, 2004        Unit        March 31, 2003         Unit

Operations              $ --             $ --             $ 303             $2.74

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancing and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 72,993 limited partnership units (the "Units") in the Partnership representing 66.60% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.60% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 6 (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.