Form 10QSB
period 2004-06-30
NATIONAL PROPERTY INVESTORS 6
filed 2004-08-13
CIK 708870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                          NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004

Assets
   Cash and cash equivalents                                                 $ 267
   Receivables and deposits                                                     311
   Restricted escrows                                                           245
   Other assets                                                               1,247
   Investment properties:
       Land                                                  $ 2,977
       Buildings and related personal property                 43,871
                                                               46,848
       Less accumulated depreciation                          (38,029)        8,819
                                                                           $ 10,889
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 200
   Tenant security deposit liabilities                                          163
   Accrued property taxes                                                        54
   Other liabilities                                                            442
   Mortgage notes payable                                                    24,293

Partners' Deficit
   General partner                                            $ (690)
   Limited partners (109,600 units
      issued and outstanding)                                 (13,573)      (14,263)
                                                                           $ 10,889


               See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                 Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
                                                  2004        2003         2004        2003
Revenues:
  Rental income                                 $ 1,555      $ 1,727     $ 3,222      $ 3,491
  Other income                                      154          140         293          252
  Casualty gain (Note D)                             --           --          78           --
    Total revenues                                1,709        1,867       3,593        3,743

Expenses:
  Operating                                         850          588       1,581        1,509
  General and administrative                        112          109         185          249
  Depreciation                                      282          551         775        1,098
  Property taxes                                    104           97         208          194
  Interest                                          458          470         920          944
    Total expenses                                1,806        1,815       3,669        3,994

(Loss) income from continuing operations            (97)          52         (76)        (251)
Loss from discontinued operations (Note A)           --         (195)         --         (233)
Gain on sale of discontinued operations
  (Note C)                                           --       13,791          --       13,791

Net (loss) income                                $ (97)      $13,648      $ (76)      $13,307

Net (loss) income allocated to general
  partner (1%)                                    $ (1)       $ 136        $ (1)       $ 133
Net (loss) income allocated to limited
  partners (99%)                                    (96)      13,512         (75)      13,174

                                                 $ (97)      $13,648      $ (76)      $13,307
Per limited partnership unit:
  (Loss) income from continuing
    operations                                  $ (0.88)     $ 0.47      $ (0.68)     $ (2.27)
  Loss from discontinued operations                  --        (1.76)         --        (2.10)
  Gain on sale of discontinued operations            --       124.57          --       124.57

Net (loss) income                               $ (0.88)     $123.28     $ (0.68)     $120.20

Distribution per limited partnership
  unit                                           $ 2.69      $ 66.23      $ 2.69      $ 68.97


               See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 6

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners       Total

Original capital contributions       109,600        $ 1        $ 54,800     $ 54,801

Partners' deficit at
   December 31, 2003                 109,600       $ (686)     $(13,203)    $(13,889)

Distributions to partners                 --           (3)         (295)        (298)

Net loss for the six months
   ended June 30, 2004                    --           (1)          (75)         (76)

Partners' deficit at
   June 30, 2004                     109,600       $ (690)     $(13,573)    $(14,263)


               See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                   2004         2003
Cash flows from operating activities:
  Net (loss) income                                                $ (76)     $ 13,307
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                     775        1,602
     Casualty gain                                                    (78)          --
     Amortization of loan costs                                        21           39
     Gain on sale of investment properties                             --      (13,791)
     Loss on early extinguishment of debt                              --           47
     Change in accounts:
       Receivables and deposits                                        38         (181)
       Other assets                                                  (238)          46
       Accounts payable                                              (142)         (78)
       Tenant security deposit liabilities                             21          (76)
       Accrued property taxes                                          54           17
       Due to affiliates                                               --           48
       Other liabilities                                              148         (169)
         Net cash provided by operating activities                    523          811

Cash flows from investing activities:
  Property improvements and replacements                             (218)        (454)
  Insurance proceeds received                                          80           --
  Net withdrawals from restricted escrows                              --          245
  Net proceeds from sale of investment properties                      --       18,268
         Net cash (used in) provided by investing activities         (138)      18,059

Cash flows from financing activities:
  Distributions to partners                                          (298)      (7,635)
  Payments on mortgage notes payable                                 (345)        (321)
  Repayment of mortgage notes payable                                  --       (8,900)
         Net cash used in financing activities                       (643)     (16,856)

Net (decrease) increase in cash and cash equivalents                 (258)       2,014

Cash and cash equivalents at beginning of period                      525          843

Cash and cash equivalents at end of period                         $ 267      $ 2,857

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 899      $ 1,263

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts payable       $ 74         $ --


               See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statements of operations for the three and six months ended June 30, 2003 reflect the operations of Ski Lodge and Alpine Apartments, which sold in May and June 2003, respectively, as loss from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2004 and 2003, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $166,000 and $263,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $103,000 and $178,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $2,000 and $11,000 for the six months ended June 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately
$27,000 and $47,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the six months ended June 30, 2004 and 2003.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $47,000 and $147,000, respectively, for insurance coverage and fees associated with claims administration.

Note C - Sale of Investment Properties

In May 2003, the Partnership sold Ski Lodge Apartments to a third party, for net proceeds of approximately $13,903,000 after payment of closing costs. During the six months ended June 30, 2003, the Partnership realized a gain of approximately $11,033,000 as a result of the sale. The Partnership used approximately $6,800,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $19,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations.

In June 2003, the Partnership sold Alpine Village Apartments to a third party, for net proceeds of approximately $4,365,000 after payment of closing costs. During the six months ended June 30, 2003, the Partnership realized a gain of approximately $2,758,000 as a result of the sale. The Partnership used approximately $2,100,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $28,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations.

Note D - Casualty

In September 2003, one of the Partnership's investment properties, Place du Plantier Apartments, incurred damage as a result of a fire. During the six months ended June 30, 2004, the Partnership recognized a casualty gain of approximately $78,000 which is the result of insurance proceeds received of approximately $80,000 offset by the net book value of the assets written off.

Note E - Contingencies

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Place du Plantier Apartments (1)              86%        83%
         Baton Rouge, Louisiana
      Fairway View Apartments (2)                   79%        92%
         Baton Rouge, Louisiana
      Colony at Kenilworth Apartments (3)           87%        91%
         Towson, Maryland

(1) The Managing General Partner attributes the increase in occupancy at Place du Plantier Apartments to an effective new management team at the property focused on customer retention and marketing.

(2) The Managing General Partner attributes the decrease in occupancy at Fairway View Apartments to increased competition in the local market area.

(3) The Managing General Partner attributes the decrease in occupancy at Colony at Kenilworth Apartments to the expiration of a student housing contract with a local college.

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2004 was approximately $97,000 and $76,000, respectively, compared to net income of approximately $13,648,000 and $13,307,000 for the corresponding periods in 2003. The decrease in net income for the three and six months ended June 30, 2004 is due to a gain on the sale of two of the Partnership's properties in 2003, partially offset by a decrease in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards No. 144, the accompanying consolidated statements of operations for the three and six months ended June 30, 2003 reflect the operations of Ski Lodge Apartments and Alpine Village Apartments as loss from discontinued operations due to their sales in May and June 2003.

In May 2003, the Partnership sold Ski Lodge Apartments to a third party, for net proceeds of approximately $13,903,000 after payment of closing costs. During the six months ended June 30, 2003, the Partnership realized a gain of approximately $11,033,000 as a result of the sale. The Partnership used approximately $6,800,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $19,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations.

In June 2003, the Partnership sold Alpine Village Apartments to a third party, for net proceeds of approximately $4,365,000 after payment of closing costs. During the six months ended June 30, 2003, the Partnership realized a gain of approximately $2,758,000 as a result of the sale. The Partnership used approximately $2,100,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $28,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations.

Excluding the impact of the gain on sales and the loss from discontinued operations, the Partnership had a loss from continuing operations for the three months ended June 30, 2004 of approximately $97,000 compared to income from continuing operations of approximately $52,000 for the corresponding period in 2003. The Partnership had a loss from continuing operations for the six months ended June 30, 2004 and 2003 of approximately $76,000 and $251,000, respectively. The decrease in income from continuing operations for the three month period is due to a decrease in total revenue partially offset by a decrease in total expenses. The decrease in loss from continuing operations for the six month period is due to a decrease in total expenses, partially offset by a decrease in total revenues. Total revenues decreased for the three month period due to a decrease in rental income partially offset by an increase in other income. Total revenues decreased for the six month period due to a decrease in rental income partially offset by an increase in other income and due to the recognition of a casualty gain in 2004. Rental income decreased for the three and six month periods due to decreases in occupancy at Fairway View and Colony at Kenilworth Apartments and due to a decrease in average rental rates at all three investment properties partially offset by an increase in occupancy at Place du Plantier Apartments. Other income increased for the three and six month periods due to increases in corporate unit rent and lease cancellation fees at Colony at Kenilworth Apartments partially offset by decreases in late charges and lease cancellation fees at Place du Plantier Apartments.

In September 2003, one of the Partnership's investment properties, Place du Plantier Apartments, incurred damage as a result of a fire. During the six months ended June 30, 2004, the Partnership recognized a casualty gain of approximately $78,000 which is the result of insurance proceeds received of approximately $80,000 offset by the net book value of the assets written off.

The decrease in total expenses for the three months ended June 30, 2004 is due to a decrease in depreciation expense partially offset by an increase in operating expenses. The decrease in total expenses for the six months ended June 30, 2004 is due to decreases in general and administrative, depreciation and interest expenses, partially offset by an increase in operating expense. The decrease in depreciation expense for both periods is due to the buildings at all of the Partnership's investment properties becoming fully depreciated. Interest expense for the six month period decreased due to the scheduled principal payments on the mortgages encumbering the investment properties. The increase in operating expenses for both periods is due to increases in property and insurance expenses. Property expense increased for the three month period due to increases in payroll and related benefits at Place du Plantier and Colony at Kenilworth Apartments. Property expense increased for the six month period due to increases in payroll and related benefits at Place du Plantier and Colony at Kenilworth Apartments partially offset by a decrease in corporate unit expense at Colony at Kenilworth Apartments. Insurance expense increased due to an increase in hazard insurance premiums at Place du Plantier Apartments.

General and administrative expenses decreased for the six months ended June 30, 2004 due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $267,000 compared to approximately $2,857,000 at June 30, 2003. For the six months ended June 30, 2004, cash and cash equivalents decreased by approximately $258,000 due to approximately $138,000 of cash used in investing activities and approximately $643,000 of cash used in financing activities partially offset by approximately $523,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's investment properties and distribution to partners. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Place du Plantier Apartments:

During the six months ended June 30, 2004, the Partnership completed approximately $151,000 of capital improvements at Place du Plantier Apartments, consisting primarily of plumbing fixtures, casualty repairs and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $110,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Fairway View Apartments:

During the six months ended June 30, 2004, the Partnership completed approximately $45,000 of capital improvements at Fairway View Apartments, consisting primarily of plumbing fixtures, structural improvements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $103,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Colony at Kenilworth Apartments:

During the six months ended June 30, 2004, the Partnership completed approximately $96,000 of capital improvements at Colony at Kenilworth
Apartments, consisting primarily of floor covering replacements, structural improvements and parking lot upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $115,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $24,293,000 is being amortized over 240 months and is scheduled to be fully amortized at maturity in 2021.

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

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003(in thousands, except per unit data):

                                      Per Limited                        Per Limited
                  Six Months Ended    Partnership   Six Months Ended     Partnership
                    June 30, 2004        Unit         June 30, 2003         Unit

Operations              $ 298           $ 2.69            $ 532            $ 4.81
Sale (1)                   --               --            7,103             64.16
                        $ 298           $ 2.69           $7,635            $68.97

(1) Proceeds from the sale of Ski Lodge Apartments in May 2003.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancing and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 73,013 limited partnership units (the "Units") in the Partnership representing 66.62% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.62% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    NATIONAL PROPERTY INVESTORS 6


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

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


I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors 6;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President    of    NPI    Equity
                                    Investments,  Inc.,  equivalent  of  the
                                    chief    financial    officer   of   the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 6 (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.