Form 10QSB
period 2004-09-30
NATIONAL PROPERTY INVESTORS 6
filed 2004-11-12
CIK 708870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $ 115
   Receivables and deposits                                                     326
   Restricted escrows                                                           245
   Other assets                                                               1,561
   Investment properties:
       Land                                                  $ 2,977
       Buildings and related personal property                 44,208
                                                               47,185
       Less accumulated depreciation                          (38,225)        8,960
                                                                           $ 11,207
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 363
   Tenant security deposit liabilities                                          182
   Accrued property taxes                                                        79
   Due to affiliates (Note B)                                                   488
   Other liabilities                                                            359
   Mortgage notes payable                                                    24,115

Partners' Deficit
   General partner                                            $ (691)
   Limited partners (109,600 units
      issued and outstanding)                                 (13,688)      (14,379)
                                                                           $ 11,207

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                 Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
                                                  2004        2003         2004        2003

Revenues:
  Rental income                                 $ 1,485      $ 1,793     $ 4,707      $ 5,284
  Other income                                      128          144         421          396
  Casualty gain (Note D)                             --           --          78           --
    Total revenues                                1,613        1,937       5,206        5,680

Expenses:
  Operating                                         920          903       2,501        2,412
  General and administrative                         42          104         227          353
  Depreciation                                      196          535         971        1,633
  Property taxes                                    113          101         321          295
  Interest                                          458          466       1,378        1,410
    Total expenses                                1,729        2,109       5,398        6,103

Loss from continuing operations                    (116)        (172)       (192)        (423)
Loss from discontinued operations                    --          (33)         --         (266)
Gain on sale of discontinued operations              --          118          --       13,909

Net (loss) income                                $ (116)      $ (87)      $ (192)     $13,220

Net (loss) income allocated to general
  partner (1%)                                    $ (1)       $ (1)        $ (2)       $ 132
Net (loss) income allocated to limited
  partners (99%)                                   (115)         (86)       (190)      13,088

                                                 $ (116)      $ (87)      $ (192)     $13,220
Per limited partnership unit:
  Loss from continuing operations               $ (1.05)     $ (1.55)    $ (1.73)     $ (3.82)
  Loss from discontinued operations                  --        (0.30)         --        (2.40)
  Gain on sale of discontinued operations            --         1.07          --       125.64

Net (loss) income                               $ (1.05)     $ (0.78)    $ (1.73)     $119.42

Distribution per limited partnership
  unit                                            $ --       $ 16.74      $ 2.69      $ 85.71

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners       Total

Original capital contributions       109,600        $ 1        $ 54,800     $ 54,801

Partners' deficit at
   December 31, 2003                 109,600       $ (686)     $(13,203)    $(13,889)

Distributions to partners                 --           (3)         (295)        (298)

Net loss for the nine months
   ended September 30, 2004               --           (2)         (190)        (192)

Partners' deficit at
   September 30, 2004                109,600       $ (691)     $(13,688)    $(14,379)

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2004         2003
Cash flows from operating activities:
  Net (loss) income                                               $ (192)     $ 13,220
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                     971        2,137
     Casualty gain                                                    (78)          --
     Amortization of loan costs                                        32           51
     Gain on sale of investment properties                             --      (13,909)
     Loss on early extinguishment of debt                              --           47
     Change in accounts:
       Receivables and deposits                                        23          190
       Other assets                                                  (563)        (221)
       Accounts payable                                               (33)        (189)
       Tenant security deposit liabilities                             40          (65)
       Accrued property taxes                                          79           43
       Due to affiliates                                               38           --
       Other liabilities                                               70         (281)
         Net cash provided by operating activities                    387        1,023

Cash flows from investing activities:
  Property improvements and replacements                             (501)        (527)
  Insurance proceeds received                                          80           --
  Net withdrawals from restricted escrows                              --          245
  Net proceeds from sale of investment properties                      --       18,268
         Net cash (used in) provided by investing activities         (421)      17,986

Cash flows from financing activities:
  Distributions to partners                                          (298)      (9,489)
  Payments on mortgage notes payable                                 (523)        (486)
  Advances from affiliates                                            445           --
  Repayment of mortgage notes payable                                  --       (8,900)
         Net cash used in financing activities                       (376)     (18,875)

Net (decrease) increase in cash and cash equivalents                 (410)         134

Cash and cash equivalents at beginning of period                      525          843

Cash and cash equivalents at end of period                         $ 115       $ 977

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,344     $ 1,720
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts
    payable                                                        $ 128        $ --

                See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statements of operations for the three and nine months ended September 30, 2003 reflect the operations of Ski Lodge and Alpine Apartments, which sold in May and June 2003, respectively, as loss from discontinued operations.

Reclassifications:

Certain reclassifications have been made to the 2003 balances to conform to the 2004 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the nine months ended September 30, 2004 and 2003, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $236,000 and $362,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $167,000 and $259,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $18,000 and $13,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. At September 30, 2004 approximately $38,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $27,000 and $47,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the nine months ended September 30, 2004 and 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2004, the Partnership borrowed $445,000 to pay for operating expenses and real estate taxes at Colony of Kenilworth Apartments. During the nine months ended September 30, 2004 approximately $5,000 of interest was accrued on this loan. At September 30, 2004, the Partnership owed approximately $450,000 related to the loan and accrued interest, which is included in due to affiliates on the accompanying balance sheet. There were no such borrowings during the nine months ended September 30, 2003.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $96,000 and $147,000, respectively, for insurance coverage and fees associated with claims administration.

Note C - Sale of Investment Properties

In May 2003, the Partnership sold Ski Lodge Apartments to a third party, for net proceeds of approximately $13,903,000 after payment of closing costs. During the nine months ended September 30, 2003, the Partnership realized a gain of approximately $11,151,000 as a result of the sale. The Partnership used approximately $6,800,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $19,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. The additional gain of approximately $118,000 recognized during the three months ended September 30, 2003 is due to expense reserves established at the time of sale, which were determined to be unneeded.

In June 2003, the Partnership sold Alpine Village Apartments to a third party, for net proceeds of approximately $4,365,000 after payment of closing costs. During the nine months ended September 30, 2003, the Partnership realized a gain of approximately $2,758,000 as a result of the sale. The Partnership used approximately $2,100,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $28,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations.

Note D - Casualty

In September 2003, one of the Partnership's investment properties, Place du Plantier Apartments, incurred damage as a result of a fire. During the nine months ended September 30, 2004, the Partnership recognized a casualty gain of approximately $78,000 which is the result of insurance proceeds received of approximately $80,000 offset by the net book value of the assets written off.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Place du Plantier Apartments (1)              86%        82%
         Baton Rouge, Louisiana
      Fairway View Apartments (2)                   81%        92%
         Baton Rouge, Louisiana
      Colony at Kenilworth Apartments (3)           87%        93%
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

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $116,000 and $192,000, respectively, compared to a net loss of approximately $87,000 and net income of approximately $13,220,000 for the corresponding periods in 2003. The increase in net loss for the three and nine months ended September 30, 2004 is due to a gain on the sale of two of the Partnership's properties in 2003, partially offset by a decrease in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards No. 144, the accompanying statements of operations for the three and nine months ended September 30, 2003 reflect the operations of Ski Lodge Apartments and Alpine Village Apartments as loss from discontinued operations due to their sales in May and June 2003.

In May 2003, the Partnership sold Ski Lodge Apartments to a third party, for net proceeds of approximately $13,903,000 after payment of closing costs. During the nine months ended September 30, 2003, the Partnership realized a gain of approximately $11,151,000 as a result of the sale. The Partnership used approximately $6,800,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $19,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. The additional gain of approximately $118,000 recognized during the three months ended September 30, 2003 is due to expense reserves established at the time of sale, which were determined to be unneeded.

In June 2003, the Partnership sold Alpine Village Apartments to a third party, for net proceeds of approximately $4,365,000 after payment of closing costs. During the nine months ended September 30, 2003, the Partnership realized a gain of approximately $2,758,000 as a result of the sale. The Partnership used approximately $2,100,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $28,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations.

Excluding the impact of the gain on sales and the loss from discontinued operations, the Partnership had a loss from continuing operations for the three and nine months ended September 30, 2004 of approximately $116,000 and $192,000, respectively, compared to a loss from continuing operations of approximately $172,000 and $423,000 for the corresponding periods in 2003. The decrease in loss from continuing operations for both the three and nine month periods is due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total revenues for the three month period is due to a decrease in both rental and other income. The decrease in total revenues for the nine month period is due to a decrease in rental income offset by an increase in other income and the recognition of a casualty gain in 2004. The decrease in rental income for both periods is due to a decrease in occupancy at both Fairway View and Colony at Kenilworth Apartments, a decrease in average rental rates and an increase in concession costs at all three investment properties partially offset by an increase in occupancy at Place du Plantier Apartments. The decrease in other income for the three month period is due to a decrease in lease cancellation fees and cleaning fees at Colony at Kenilworth. The increase in other income for the nine month period is due to an increase in corporate unit rent at Colony at Kenilworth Apartments partially offset by a decrease in lease cancellation fees and late charges at Place du Plantier Apartments.

In September 2003, one of the Partnership's investment properties, Place du Plantier Apartments, incurred damage as a result of a fire. During the nine months ended September 30, 2004, the Partnership recognized a casualty gain of approximately $78,000 which is the result of insurance proceeds received of approximately $80,000 offset by the net book value of the assets written off.

The decrease in total expenses for both periods is due to a decrease in general and administrative, depreciation and interest expenses partially offset by an increase in operating and property tax expenses. General and administrative expense decreased due to a decrease in management fees, management reimbursements and audit fees. The decrease in management fees is a result of a decrease in operating distributions on which these fees are earned. The decrease in both management reimbursements and audit fees is attributable to the sale of two of the Partnership's investment properties during 2003. Depreciation expense decreased as a result of the buildings at all the Partnership's investment properties becoming fully depreciated during the second quarter of 2004. The decrease in interest expense is the result of scheduled principal payments on the mortgages encumbering the investment properties. Operating expense increased due to an increase in property administrative costs at both Fairway View and Colony at Kenilworth Apartments and hazard insurance premiums at Place du Plantier Apartments. The increase in property tax expense is due to an increase in the assessed value of Colony at Kenilworth Apartments.

Included in general and administrative expense for the nine months ended September 30, 2004 and 2003, are management reimbursements to the Managing General Partner and management fees earned in connection with operating distributions as allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $115,000 compared to approximately $977,000 at September 30, 2003. For the nine months ended September 30, 2004, cash and cash equivalents decreased by approximately $410,000 due to approximately $421,000 of cash used in investing activities and approximately $376,000 of cash used in financing activities partially offset by approximately $387,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's investment properties and distribution to partners partially offset by advances received from affiliates. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Place du Plantier Apartments:

During the nine months ended September 30, 2004, the Partnership completed approximately $203,000 of capital improvements at Place du Plantier Apartments, consisting primarily of plumbing fixtures, casualty repairs and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $52,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Fairway View Apartments:

During the nine months ended September 30, 2004, the Partnership completed approximately $108,000 of capital improvements at Fairway View Apartments, consisting primarily of plumbing fixtures, electrical work, structural improvements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $28,000 in capital improvements during the remainder of 2004.
Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Colony at Kenilworth Apartments:

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $318,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of floor covering replacements, retaining walls, structural improvements and parking lot upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $27,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $24,115,000 is being amortized over 240 months and is scheduled to be fully amortized at maturity in 2021.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2004, the Partnership borrowed $445,000 to pay for operating expenses and real estate taxes at Colony of Kenilworth Apartments. There were no such borrowings during the nine months ended September 30, 2003. At September 30, 2004 the Partnership owed approximately $450,000 including accrued interest.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003(in thousands, except per unit data):


                                      Per Limited                        Per Limited
                  Nine Months Ended   Partnership   Nine Months Ended    Partnership
                 September 30, 2004      Unit      September 30, 2003       Unit

Operations              $ 298           $ 2.69            $ 532            $ 4.81
Sale (1)                   --               --            8,957             80.90
                        $ 298           $ 2.69           $9,489            $85.71

(1) Proceeds from the sale of Ski Lodge Apartments in May 2003 and Alpine Village Apartments in June 2003.

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

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 73,133 limited partnership units (the "Units") in the Partnership representing 66.73% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard on November 4, 2004, AIMCO Properties L.P. made a tender offer to purchase any and all of the Units not owned by affiliates of AIMCO for a purchase price of $47.27 per Unit. The tender offer expires on December 6, 2004, unless extended. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.73% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the courtheard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index attached.

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


                                    Date: November 12, 2004

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

10.30 Multifamily Note dated June 27, 2001 between National Property Investors 6, a California limited partnership with respect to Colony at Kenilworth Apartments, and GMAC Commercial Mortgage Corporation, a California corporation. (Incorporated by reference to the Partnership's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.)

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

Date:  November 12, 2004

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

Date:  November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity  Investments,
                                    Inc.,  equivalent  of the chief  financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 6 (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.