Form 10KSB
period 2004-12-31
NATIONAL PROPERTY INVESTORS 6
filed 2005-03-25
CIK 708870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $6,903,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership has no full time employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. These services were provided by an affiliate of the Managing General Partner for the years ended December 31, 2004 and 2003.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartments properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believe that the Partnership's properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

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

                                   Date of
Properties                         Purchase       Type of Ownership           Use

Place du Plantier Apartments       05/01/84  Fee ownership, subject to   Apartment
  Baton Rouge, Louisiana                     first mortgage              268 units

Fairway View I Apartments          05/31/84  Fee ownership, subject to   Apartment
  Baton Rouge, Louisiana                     first mortgage              242 units

Colony at Kenilworth Apartments    03/15/84  Fee ownership, subject to   Apartment
  Towson, Maryland                           first mortgage              383 units

In May 2003, the Partnership sold Ski Lodge Apartments to a third party for net proceeds of approximately $13,903,000 after payment of closing costs. The Partnership realized a gain of approximately $11,151,000 as a result of the sale. The Partnership used approximately $6,800,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $19,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the year ended December 31, 2003 is approximately $943,000 of revenue generated by the property.

In June 2003, the Partnership sold Alpine Village Apartments to a third party, for net proceeds of approximately $4,365,000 after payment of closing costs. The Partnership realized a gain of approximately $2,855,000 as a result of the sale. The Partnership used approximately $2,100,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $28,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the year ended December 31, 2003 is approximately $493,000 of revenue generated by the property.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                           Gross                                  Method
                         Carrying   Accumulated   Depreciable       of          Federal
Properties                 Value   Depreciation      Rate      Depreciation    Tax Basis
                             (in thousands)                                   (in thousands)
Place du Plantier         $11,944     $ 9,894      5-30 yrs         S/L         $ 2,080
Fairway View I             10,971       8,636      5-30 yrs         S/L           1,923
Colony at Kenilworth       24,607      19,877      5-30 yrs         S/L           4,767
         Totals           $47,522     $38,407                                   $ 8,770

See  "Note  A" to the  financial  statements  included  in  "Item  7.  Financial
Statements"   for  a  description   of  the   Partnership's   depreciation   and
capitalization policies.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                           Principal                                        Principal
                          Balance At      Stated                             Balance
                         December 31,    Interest    Period    Maturity       Due At
Properties                   2004        Rate (1)  Amortized     Date      Maturity (2)
                        (in thousands)                                    (in thousands)

Place du Plantier           $ 5,934       7.09%      20 yrs    10/01/21        $ --
Fairway View I                4,802       7.01%      20 yrs    12/01/21           --
Colony at Kenilworth         13,199       7.58%      20 yrs    07/01/21           --
        Totals              $23,935                                            $ --

(1)   Fixed rate mortgages.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property:

                                      Average Annual             Average Annual
                                       Rental Rates                 Occupancy
                                        (per unit)
Properties                         2004            2003         2004        2003

Place du Plantier (1)             $ 6,786        $ 7,014         87%         83%
Fairway View I (2)                  6,780          6,822         84%         91%
Colony at Kenilworth (3)           10,283         11,439         88%         94%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were:

                                                2004            2004
                                               Billing          Rate
                                           (in thousands)

       Place du Plantier                        $ 44           10.23%
       Fairway View I                             55           10.23%
       Colony at Kenilworth                      372            1.75%

Capital Improvements

Place du Plantier Apartments:

During the year ended December 31, 2004, the Partnership completed approximately $216,000 of capital improvements at Place du Plantier Apartments, consisting primarily of structural upgrades, casualty repairs and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Fairway View Apartments:

During the year ended December 31, 2004, the Partnership completed approximately $284,000 of capital improvements at Fairway View Apartments, consisting primarily of plumbing fixtures, roof replacements, electrical work, structural improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Colony at Kenilworth Apartments:

During the year ended December 31, 2004, the Partnership completed approximately $466,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of floor covering and appliance replacements, swimming pool upgrades, retaining walls, balcony replacements, and parking lot upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2004.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 109,600 Limited Partnership Units (the "Units") aggregating $54,800,000. As of December 31, 2004, the Partnership had 109,600 Units outstanding held by 1,991 limited partners of record. Affiliates of the Managing General Partner owned 75,205 Units or 68.62% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2004 and 2003 (in thousands, except per unit data) (see "Item 6. Management's Discussion and Analysis of Operation" for further details):

                                      Per Limited                        Per Limited
                      Year Ended      Partnership       Year Ended       Partnership
                  December 31, 2004       Unit      December 31, 2003        Unit

Operations              $ 298            $ 2.69           $ 735             $ 6.64
Sale (1)                    --               --            9,386             84.78
                        $ 298            $ 2.69          $10,121           $ 91.42

(1) Proceeds from the sales of Ski Lodge Apartments in May 2003 and Alpine Village Apartments in June 2003.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 75,205 limited partnership units (the "Units") in the Partnership representing 68.62% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.62% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $35,000 compared to net income of approximately $12,982,000 for the corresponding period in 2003. The decrease in net income for the year ended December 31, 2004 is due to a gain on the sale of two of the Partnership's properties in 2003 partially offset by a decrease in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards No. 144, the accompanying statement of operations for the year ended December 31, 2003 reflects the operations of Ski Lodge Apartments and Alpine Village Apartments as loss from discontinued operations due to their sales in May and June 2003, respectively.

In May 2003, the Partnership sold Ski Lodge Apartments to a third party for net proceeds of approximately $13,903,000 after payment of closing costs. The Partnership realized a gain of approximately $11,151,000 as a result of the sale. The Partnership used approximately $6,800,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $19,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the year ended December 31, 2003 is approximately $943,000 of revenue generated by the property.

In June 2003, the Partnership sold Alpine Village Apartments to a third party for net proceeds of approximately $4,365,000 after payment of closing costs. The Partnership realized a gain of approximately $2,855,000 as a result of the sale. The Partnership used approximately $2,100,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $28,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the year ended December 31, 2003 is approximately $493,000 of revenue generated by the property.

Excluding the impact of the gain on sales and the loss from discontinued operations, the Partnership had a loss from continuing operations for the year ended December 31, 2004 of approximately $35,000 compared to a loss from continuing operations of approximately $756,000 for the corresponding period in 2003. The decrease in loss from continuing operations is due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total revenues is due to a decrease in rental income partially offset by an increase in other income and the recognition of a casualty gain in 2004. The decrease in rental income is due to a decrease in occupancy at both Fairway View and Colony at Kenilworth Apartments and a decrease in the average rental rates at all of the investment properties partially offset by an increase in occupancy at Place du Plantier Apartments and a decrease in bad debt expense at Place du Plantier and Colony at Kenilworth Apartments. Other income increased due to increases in utility reimbursements and corporate unit rental at Colony at Kenilworth Apartments and in lease cancellation fees at Fairway View Apartments partially offset by a decrease in cleaning and damage fees at Place du Plantier and Fairway View Apartments.

In September 2003, one of the Partnership's investment properties, Place du Plantier Apartments, incurred damage as a result of a fire. During the year ended December 31, 2004, the Partnership recognized a casualty gain of approximately $78,000 which is the result of insurance proceeds received of approximately $80,000 offset by the net book value of the assets written off.

The decrease in total expenses is due to decreases in operating, general and administrative, depreciation and interest expenses partially offset by an increase in property tax expense. Operating expenses decreased due to decreases in property expenses. Property expenses decreased due to a decrease in corporate unit expense at Colony at Kenilworth Apartments partially offset by increases in payroll and related costs at all of the investment properties and in utilities at Fairway View and Colony at Kenilworth Apartments. Depreciation expense decreased as a result of the buildings at all of the Partnership's investment properties becoming fully depreciated during the second quarter of 2004. The decrease in interest expense is the result of scheduled principal payments on the mortgages encumbering the investment properties. The increase in property tax expense is due to an increase in the assessed value of Colony at Kenilworth Apartments.

General and administrative expense decreased due to a decrease in Partnership management fees, which is the result of less cash from operations being distributed during 2004, a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and a decrease in the cost of the annual audit. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Capital Resources and Liquidity

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $318,000 compared to approximately $525,000 at December 31, 2003. The decrease in cash and cash equivalents of approximately $207,000 is due to approximately $887,000 of cash used in investing activities and approximately $141,000 of cash used in financing activities partially offset by approximately $821,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's investment properties and distributions to partners partially offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment properties of approximately $23,935,000 has maturity dates of July 1, October 1, and December 1, 2021 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the twelve months ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                      Per Limited                        Per Limited
                      Year Ended      Partnership       Year Ended       Partnership
                  December 31, 2004       Unit      December 31, 2003        Unit

Operations              $ 298            $ 2.69           $ 735             $ 6.64
Sale (1)                    --               --            9,386             84.78
                        $ 298            $ 2.69          $10,121           $ 91.42

(1) Proceeds from the sales of Ski Lodge Apartments in May 2003 and Alpine Village Apartments in June 2003.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during 2005 or subsequent periods.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 75,205 limited partnership units (the "Units") in the Partnership representing 68.62% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.62% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS 6

                          LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

              Report of Independent Registered Public Accounting Firm



The Partners
National Property Investors 6


We have audited the accompanying balance sheet of National Property Investors 6 as of December 31, 2004, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 6 at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 21, 2005

                          NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
  Cash and cash equivalents                                                    $ 318
  Receivables and deposits                                                         328
  Restricted escrows                                                               246
  Other assets                                                                   1,367
  Investment properties (Notes B and F):
    Land                                                        $ 2,977
    Buildings and related personal property                       44,545
                                                                  47,522
    Less accumulated depreciation                                (38,407)        9,115
                                                                              $ 11,374
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                              $ 96
  Tenant security deposits payable                                                 196
  Other liabilities                                                                411
  Due to affiliates (Note D)                                                       958
  Mortgage notes payable (Note B)                                               23,935

Partners' Deficit
  General partner                                                $ (689)
  Limited partners (109,600 units issued and outstanding)        (13,533)      (14,222)
                                                                              $ 11,374

              See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                             Years Ended December 31,
                                                               2004            2003
Revenues:
  Rental income                                               $ 6,258        $ 6,987
  Other income                                                    567             529
   Casualty gain (Note G)                                          78              --
      Total revenues                                            6,903           7,516

Expenses:
  Operating                                                     3,239           3,397
  General and administrative                                      283             429
  Depreciation                                                  1,153           2,176
  Interest                                                      1,827           1,874
  Property taxes                                                  436             396
      Total expenses                                            6,938           8,272

Loss from continuing operations                                   (35)           (756)
Loss from discontinued operations (Note A)                         --            (268)
Gain on sale of discontinued operations (Note E)                   --          14,006

Net (loss) income (Note C)                                     $ (35)        $ 12,982

Net income allocated to general partner (1%)                   $ --           $ 130
Net (loss) income allocated to limited partners (99%)             (35)         12,852

                                                               $ (35)        $ 12,982
Per limited partnership unit:
  Loss from continuing operations                             $ (0.32)       $ (6.83)
  Loss from discontinued operations                                --           (2.42)
  Gain on sale of discontinued operations                          --          126.51

Net (loss) income                                             $ (0.32)       $ 117.26

Distributions per limited partnership unit                    $ 2.69         $ 91.42

              See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions         109,600         $ 1       $ 54,800    $ 54,801

Partners' deficit at
  December 31, 2002                    109,600        $ (715)    $(16,035)   $(16,750)

Distributions to partners                   --          (101)     (10,020)    (10,121)

Net income for the year ended
  December 31, 2003                         --           130       12,852      12,982

Partners' deficit at
  December 31, 2003                    109,600          (686)     (13,203)    (13,889)

Distributions to partners                   --            (3)        (295)       (298)

Net loss for the year ended
  December 31, 2004                         --            --          (35)        (35)

Partners' deficit at
  December 31, 2004                    109,600        $ (689)    $(13,533)   $(14,222)

              See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Years Ended December 31,
                                                                 2004         2003
Cash flows from operating activities:
  Net (loss) income                                              $ (35)     $ 12,982
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                 1,153        2,680
     Amortization of loan costs                                      43           61
     Gain on sale of investment properties                           --      (14,006)
     Loss on early extinguishment of debt                            --           47
     Casualty gain                                                  (78)          --
     Change in accounts:
      Receivables and deposits                                       21          166
      Other assets                                                 (380)         (53)
      Accounts payable                                             (172)          76
      Tenant security deposits payable                               54          (83)
      Accrued property taxes                                         --          (36)
      Other liabilities                                             117         (386)
      Due to affiliates                                              98           --
          Net cash provided by operating activities                 821        1,448

Cash flows from investing activities:
  Property improvements and replacements                           (966)        (603)
  Net (deposits to) withdrawals from restricted escrows              (1)         244
  Net proceeds from sale of investment properties                    --       18,268
  Net insurance proceeds                                             80           --
          Net cash (used in) provided by investing
            activities                                             (887)      17,909

Cash flows from financing activities:
  Payments on mortgage notes payable                               (703)        (654)
  Distributions paid                                               (298)     (10,121)
  Repayment of mortgage notes payable                                 --      (8,900)
  Advances from affiliate                                            860          --
          Net cash used in financing activities                    (141)     (19,675)

Net decrease in cash and cash equivalents                          (207)        (318)

Cash and cash equivalents at beginning of year                      525          843

Cash and cash equivalents at end of year                         $ 318        $ 525

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,786      $ 2,175

              See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004


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

Basis of Presentation

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statement of operations for the year ended December 31, 2003 reflects the operations of Ski Lodge and Alpine Village Apartments, which sold in May and June 2003, respectively, as loss from discontinued operations.

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

Fair Value of Financial Statements

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $25,174,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $299,000 at December 31, 2004 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs

Loan costs of approximately $852,000, less accumulated amortization of approximately $142,000, are included in other assets and are amortized over the terms of the related loan agreements. Amortization of loan costs is included in interest expense. The total amortization expense for the years ended December 31, 2004 and 2003 was approximately $43,000 and $61,000, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $43,000 for each of the years 2005 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Replacement Reserve Escrow

The Partnership maintains a replacement reserve escrow at one of its properties to fund replacement, refurbishment, and repair or improvements to the property pursuant to the mortgage note documents. As of December 31, 2004, the balance in this account is approximately $246,000.

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

Advertising Costs

Advertising costs of approximately $100,000 in 2004 and approximately $137,000 in 2003 were charged to expense as incurred and are included in operating expenses and loss from discontinued operations.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                          Principal                                        Principal
                          Balance At                Stated                  Balance
                         December 31,    Monthly   Interest   Maturity      Due At
                             2004        Payment     Rate       Date       Maturity
                              (in thousands)                            (in thousands)
Properties
Place du Plantier          $ 5,934        $ 50       7.09%    10/01/21       $ --
Fairway View I               4,802           40      7.01%    12/01/21           --
Colony at Kenilworth        13,199          117      7.58%    07/01/21           --
                           $23,935        $ 207                              $ --

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):

                               2005              $ 757
                               2006                 814
                               2007                 876
                               2008                 943
                               2009               1,014
                            Thereafter           19,531
                                                $23,935

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands, except per unit data):

                                                 December 31,
                                               2004        2003
Net (loss) income as reported                  $ (35)     $12,982
Add (deduct):
   Depreciation differences                       462       1,795
   Prepaid rent                                   (34)       (192)
   Gain on sale                                    --         825
   Casualty                                      (78)          --
   Other                                          (85)         (9)
Federal taxable income                         $ 230      $15,401
Federal taxable income per limited
   partnership unit                           $ 2.08      $139.11

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                       $(14,222)
Land and buildings                                  (1,621)
Accumulated depreciation                             1,276
Syndication and distribution costs                   6,295
Prepaid rent                                           147
Other                                                  129
Net liabilities - tax basis                       $ (7,996)

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

During the years ended December 31, 2004 and 2003, affiliates of the Managing General Partner received 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $322,000 and $434,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $245,000 and $310,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $46,000 and $17,000, respectively. The construction management service fees are calculated based upon a percentage of additions to the investment properties. At December 31, 2004, approximately $81,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $16,000 of fees were paid in conjunction with the operating distributions made during the year ended December 31, 2003, which is included in general and administrative expenses. No such Partnership management fees were earned or paid during the year ended December 31, 2004.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately
$27,000 and $49,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2004, the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $860,000 to pay outstanding accounts payable at Fairway View I and Colony at Kenilworth Apartments and real estate taxes at Colony at Kenilworth Apartments. Interest expense for the year ended December 31, 2004 was approximately $17,000. At December 31, 2004, approximately $877,000 in principal and accrued interest was included in due to affiliates. There were no such borrowings during the year ended December 31, 2003.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $98,000 and $147,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 75,205 limited partnership units (the "Units") in the Partnership representing 68.62% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.62% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Sale of Investment Properties

In May 2003, the Partnership sold Ski Lodge Apartments to a third party, for net proceeds of approximately $13,903,000 after payment of closing costs. The Partnership realized a gain of approximately $11,151,000 as a result of the sale.

The Partnership used approximately $6,800,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $19,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the year ended December 31, 2003 is approximately $943,000 of revenue generated by the property.

In June 2003, the Partnership sold Alpine Village Apartments to a third party, for net proceeds of approximately $4,365,000 after payment of closing costs. The Partnership realized a gain of approximately $2,855,000 as a result of the sale. The Partnership used approximately $2,100,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $28,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the year ended December 31, 2003 is approximately $493,000 of revenue generated by the property.

Note F - Real Estate and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                         Buildings         Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description                 Encumbrances       Land      Property       Acquisition
                           (in thousands)                             (in thousands)

Place du Plantier             $ 5,934         $ 840       $ 7,773         $ 3,331
Fairway View I                  4,802            762        7,048           3,161
Colony at Kenilworth           13,199          1,306       13,187          10,114
                              $23,935        $ 2,908      $28,008         $16,606

                      Gross Amount At Which
                             Carried
                       At December 31, 2004
                         (in thousands)

                           Buildings
                          And Related
                           Personal             Accumulated    Year of     Date    Depreciable
Description         Land  Properties   Total   Depreciation  Construction Acquired  Life-Years
                                              (in thousands)

Place du Plantier  $ 844    $11,100   $11,944     $ 9,894       1974       05/84      5-30
Fairway View I        767    10,204    10,971       8,636       1974       05/84      5-30
Colony at
  Kenilworth        1,366    23,241    24,607      19,877       1967       03/84      5-30
      Totals       $2,977   $44,545   $47,522     $38,407

Reconciliation of Real Estate and Accumulated Depreciation:

                                                     December 31,
                                                  2004          2003
                                                    (in thousands)
Real Estate
Balance at beginning of year                    $ 46,615      $ 69,431
  Property improvements and replacements             966           603
  Disposal of assets                                 (59)      (23,419)
Balance at end of year                          $ 47,522      $ 46,615

Accumulated Depreciation
Balance at beginning of year                    $ 37,311      $ 53,841
  Additions charged to expense                     1,153         2,680
  Disposal of assets                                 (57)      (19,210)
Balance at end of year                          $ 38,407      $ 37,311

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $45,901,000 and $45,060,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $37,131,000 and $36,439,000, respectively.

Note G - Casualty Events

In September 2003, one of the Partnership's investment properties, Place du Plantier Apartments, incurred damage as a result of a fire. During the year ended December 31, 2004, the Partnership recognized a casualty gain of approximately $78,000 which is the result of insurance proceeds received of approximately $80,000 offset by the net book value of the assets written off.

Note H - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Name                            Age   Position

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2004, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                           Number of Units      Percentage

           AIMCO IPLP, L.P.                     48,033            43.83%
             (an affiliate of AIMCO)
           AIMCO Properties, L.P.               27,172            24.79%
             (an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

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

During the years ended December 31, 2004 and 2003, affiliates of the Managing General Partner received 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $322,000 and $434,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $245,000 and $310,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $46,000 and $17,000, respectively. The construction management service fees are calculated based upon a percentage of additions to the investment properties. At December 31, 2004, approximately $81,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $16,000 of fees were paid in conjunction with the operating distributions made during the year ended December 31, 2003, which is included in general and administrative expenses. No such Partnership management fees were earned or paid during the year ended December 31, 2004.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately
$27,000 and $49,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2004, the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $860,000 to pay outstanding accounts payable at Fairway View I and Colony at Kenilworth Apartments and real estate taxes at Colony at Kenilworth Apartments. Interest expense for the year ended December 31, 2004 was approximately $17,000. At December 31, 2004, approximately $877,000 in principal and accrued interest was included in due to affiliates. There were no such borrowings during the year ended December 31, 2003.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $98,000 and $147,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 75,205 limited partnership units (the "Units") in the Partnership representing 68.62% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.62% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index attached.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $44,000 and $62,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $15,000 and $25,000 for 2004 and 2003, respectively.

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


                                    NATIONAL PROPERTY INVESTORS 6


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 25, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock            Director and Executive   Date: March 25, 2005
Harry G. Alcock               Vice President

/s/Martha L. Long             Director and Senior Vice Date: March 25, 2005
Martha L. Long                President

/s/Stephen B. Waters          Vice President           Date: March 25, 2005
Stephen B. Waters

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

Date:  March 25, 2005

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

Date:  March 25, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity
                                    Investments, Inc., equivalent of the
                                    chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Property Investors 6 (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.