Form 10QSB
period 2005-09-30
NATIONAL PROPERTY INVESTORS 6
filed 2005-11-14
CIK 708870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          NATIONAL PROPERTY INVESTORS 6

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                 $ 613
   Receivables and deposits                                                      515
   Restricted escrows                                                            149
   Other assets                                                                1,152
   Assets held for sale (Note A)                                               5,473
   Investment property:
       Land                                                   $ 1,366
       Buildings and related personal property                  23,867
                                                                25,233
       Less accumulated depreciation                           (20,232)        5,001
                                                                            $ 12,903
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 378
   Tenant security deposit liabilities                                           210
   Due to affiliates (Note B)                                                  2,175
   Other liabilities                                                             429
   Mortgage notes payable                                                     12,891
   Liabilities related to assets held for sale (Note A)                       10,650

Partners' Deficit
   General partner                                             $ (685)
   Limited partners (109,600 units
      issued and outstanding)                                  (13,145)      (13,830)
                                                                            $ 12,903

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                 Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
                                                  2005        2004         2005        2004
                                                           (Restated)               (Restated)

Revenues:
  Rental income                                  $ 928        $ 768      $ 2,645      $ 2,587
  Other income                                       70           48         233          232
    Total revenues                                  998          816       2,878        2,819

Expenses:
  Operating                                         373          447       1,066        1,320
  General and administrative                         52           42         190          227
  Depreciation                                      125          109         354          479
  Property taxes                                    100           88         286          245
  Interest                                          301          261         864          785
    Total expenses                                  951          947       2,760        3,056

Income (loss) from continuing operations             47         (131)        118         (237)
Income from discontinued operations
 (Note A)                                             3           15         274           45

Net income (loss)                                 $ 50       $ (116)      $ 392       $ (192)
Net income (loss) allocated to general
  partner (1%)                                    $ 1         $ (1)        $ 4         $ (2)
Net income (loss) allocated to limited
  partners (99%)                                     49         (115)        388         (190)

Net income (loss)                                 $ 50       $ (116)      $ 392       $ (192)

Per limited partnership unit:
  Income (loss) from continuing operations       $ 0.43      $ (1.19)     $ 1.07      $ (2.14)
  Income from discontinued operations              0.02         0.14        2.47         0.41
Net income (loss)                                $ 0.45      $ (1.05)     $ 3.54      $ (1.73)

Distribution per limited partnership
  unit                                            $ --        $ --         $ --       $ 2.69

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners       Total

Original capital contributions       109,600        $ 1        $ 54,800     $ 54,801

Partners' deficit at
   December 31, 2004                 109,600       $ (689)     $(13,533)    $(14,222)

Net income for the nine months
   ended September 30, 2005               --            4           388          392

Partners' deficit at
   September 30, 2005                109,600       $ (685)     $(13,145)    $(13,830)

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2005         2004

Cash flows from operating activities:
  Net income (loss)                                                $ 392       $ (192)
  Adjustments to reconcile net income (loss) to net cash
   Provided by operating activities:
     Depreciation                                                     645          971
     Casualty gain                                                    (21)         (78)
     Amortization of loan costs                                        30           32
     Change in accounts:
       Receivables and deposits                                      (282)          23
       Other assets                                                  (126)        (563)
       Accounts payable                                                 2          (33)
       Tenant security deposit liabilities                            105           40
       Accrued property taxes                                          78           79
       Due to affiliates                                               98           38
       Other liabilities                                               18           70
         Net cash provided by operating activities                    939          387

Cash flows from investing activities:
  Property improvements and replacements                           (1,318)        (501)
  Insurance proceeds received                                          21           80
  Net withdrawals from restricted escrows                              97           --
         Net cash used in investing activities                     (1,200)        (421)

Cash flows from financing activities:
  Distributions to partners                                            --         (298)
  Payments on mortgage notes payable                                 (563)        (523)
  Advances from affiliates                                          1,119          445
         Net cash provided by (used in) financing activities          556         (376)

Net increase (decrease) in cash and cash equivalents                  295         (410)

Cash and cash equivalents at beginning of period                      318          525

Cash and cash equivalents at end of period                         $ 613       $ 115

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,305     $ 1,344
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts
    payable                                                        $ 280       $ 128

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 6

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is an affiliate of Apartment Investment and Management Company
("AIMCO"), a publicly traded real estate investment trust. Certain reclassifications have been made to the 2004 balances to conform to the 2005 presentation.

In accordance with Statement of Financial Accounting Standards No. 144, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2004 have been restated to reflect the operations of Place du Plantier and Fairway View Apartments as income from discontinued operations due to the intention of the Managing General Partner to sell the properties within one year. Included in income from discontinued operations for the nine months ended September 30, 2005 and 2004 is approximately $2,424,000 and $2,387,000, respectively, of revenue generated by the properties. The assets and liabilities of Place du Planter and Fairway View Apartments are shown as held for sale on the accompanying consolidated balance sheet.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $258,000 and $236,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses and discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $248,000 and $167,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses, assets held for sale and investment properties. The portion of these reimbursements included in investment properties and assets held for sale for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $84,000 and $18,000, respectively. The construction management service fees are calculated based upon a percentage of additions to the investment properties. At September 30, 2005, approximately $113,000 in accountable administrative expenses are due to an affiliate of the Managing General Partner and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the nine months ended
September 30, 2005. The Managing General Partner earned and received approximately $27,000 for the nine months ended September 30, 2004 which is included in general and administrative expenses.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the nine months ended September 30, 2005 or 2004.

NPI Equity, on behalf of the Partnership's and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit and advanced the Partnership approximately $1,979,000 to pay outstanding accounts payable at Fairway View I and Colony at Kenilworth Apartments, real estate taxes at Colony at Kenilworth Apartments during 2005 and 2004 and capital improvements at all of the Partnership's properties. Approximately $1,119,000 and $445,000 of these advances were made during the nine months ended September 30, 2005 and 2004, respectively. Interest expense for the nine months ended September 30, 2005 and 2004 was approximately $66,000 and $5,000, respectively. At September 30, 2005, approximately $2,062,000 in principal and accrued interest are included in due to affiliates. Subsequent to September 30, 2005 the Managing General Partner advanced to the Partnership approximately $235,000 for capital improvements at Fairway View Apartments.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $101,000 and $98,000 for insurance coverage and fees associated with policy claims administration.

Note C - Casualty

In September 2003, one of the Partnership's investment properties, Place du Plantier Apartments, incurred damage as a result of a fire. During the nine months ended September 30, 2004, the Partnership recognized a casualty gain of approximately $78,000 which is the result of insurance proceeds received of approximately $80,000 offset by the net book value of the assets written off. During the nine months ended September 30, 2005 additional insurance proceeds of approximately $21,000 were received and recognized as a casualty gain, which is included in income from discontinued operations.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties, excluding two properties held for sale, consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Colony at Kenilworth Apartments (1)           96%        87%
         Towson, Maryland

(1) The Managing General Partner attributes the increase in occupancy at Colony at Kenilworth Apartments to increased marketing efforts.

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

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2005 was approximately $50,000 and $392,000, respectively, compared to net loss of approximately $116,000 and $192,000 for the corresponding periods in 2004. The increase in net income for the nine months ended September 30,2005 is due to an increase in total revenues, a decrease in total expenses, and an increase in income from discontinued operations. The increase in net income for the three months ended September 30, 2005 is due to an increase in total revenues, partially offset by an increase in total expenses and a decrease in income from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statements of operations for the three and nine months ended September 30, 2004 have been restated to reflect the operations of Place du Plantier and Fairway View Apartments as income from discontinued operations due to the intention of the Managing General Partner to sell the properties within one year. Included in income from discontinued operations for the nine months ended September 30, 2005 and 2004, is approximately $2,424,000 and $2,387,000, respectively, of revenue generated by the properties. The assets and liabilities of Place du Plantier and Fairway View Apartments are shown as held for sale on the accompanying consolidated balance sheet.

In September 2003, one of the Partnership's investment properties, Place du Plantier Apartments, incurred damage as a result of a fire. During the nine months ended September 30, 2004, the Partnership recognized a casualty gain of approximately $78,000 which is the result of insurance proceeds received of approximately $80,000 offset by the net book value of the assets written off. During the nine months ended September 30, 2005 additional insurance proceeds of $21,000 were received and recognized as a casualty gain, which is included in income from discontinued operations.

Excluding income from discontinued operations, the Partnership's net income for the three and nine months ended September 30, 2005 was approximately $47,000 and $118,000, respectively, compared to net loss of approximately $131,000 and $237,000 for the corresponding periods in 2004. The increase in net income for the nine months ended September 30,2005 is due to an increase in total revenues and a decrease in total expenses. The increase in net income for the three months ended September 30, 2005 is due to an increase in total revenues, partially offset by an increase in total expenses. Total revenues increased for the three and nine month period due to increases in rental income and other income. Rental income increased for the nine month period due to increased occupancy at and reduced bad debt expenses at Colony of Kenilworth Apartments, partially offset by reduced average rental rates at Colony of Kenilworth Apartments. Rental income increased for the three month period due to increased average rental rates and increased occupancy at Colony of Kenilworth Apartments. Other income increased for the three month period due to increased utility reimbursement at Colony of Kenilworth Apartments.

Total expenses decreased for the nine months ended September 30, 2005 due to decreases in operating, depreciation and general and administrative expenses, partially offset by increases in property tax and interest expenses. The increase in total expenses for the three months ended September 30, 2005 was due to increases in depreciation, interest and property tax expenses, partially offset by decreased operating expense. Operating expenses decreased for the nine month period due to reduced property and maintenance expenses. Operating expenses decreased for the three month period due to reduced maintenance expense. Property expenses decreased for the nine month period due to decreased corporate unit and utility expenses at Colony of Kenilworth Apartments, partially offset by increased payroll and related benefit expenses at Colony of Kenilworth Apartments. Maintenance expense decreased for both periods due to reduced contract labor at Colony of Kenilworth Apartments. The decrease in depreciation expense for the nine month period is due to assets becoming fully depreciated during the second quarter of 2004 at Colony of Kenilworth Apartments. The increase in depreciation expense for the three month period is due to property improvements and replacements completed during the past twelve months. The increase in property tax expense for both periods is due to an increase in the assessed value at Colony of Kenilworth Apartments. The increase in interest expense for the three and nine month period is due to higher balances due to an affiliate of the Managing General Partner.

General and administrative expenses decreased for the nine month period due to decreased audit fees and a decrease in partnership management fees due to no distributions from operations in 2005. Also included in general and administrative expense for the three and nine months ended September 30, 2005 and 2004 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $613,000 compared to approximately $115,000 at September 30, 2004. For the nine months ended September 30, 2005, cash and cash equivalents increased by approximately $295,000 due to approximately $939,000 and $556,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $1,200,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner partially offset by principal payments on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows and insurance proceeds received. The Partnership invests its working capital in interest bearing accounts.

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

Place du Plantier Apartments:

During the nine months ended September 30, 2005, the Partnership completed approximately $338,000 of capital improvements at Place du Plantier Apartments, consisting primarily of floor covering, appliance, wood, glass, and balcony replacements, HVAC improvements and exterior painting. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Managing General Partner intends to sell the property during 2006.

Fairway View Apartments:

During the nine months ended September 30, 2005, the Partnership completed approximately $634,000 of capital improvements at Fairway View Apartments, consisting primarily of exterior lighting, floor covering, appliance, door, gutter, and roof replacements, and HVAC improvements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Managing General Partner intends to sell the property during 2006.

Colony at Kenilworth Apartments:

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $626,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of appliance, air conditioning unit, floor covering and roof replacements, pool resurfacing, wood replacement, recreation facility upgrades, exterior painting, structural upgrades and exterior lighting fixtures. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

NPI Equity, on behalf of the Partnership's and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit and advanced the Partnership approximately $1,979,000 to pay outstanding accounts payable at Fairway View I and Colony at Kenilworth Apartments, real estate taxes at Colony at Kenilworth Apartments during 2005 and 2004 and capital improvements at all of the Partnership's properties. Approximately $1,119,000 and $445,000 of these advances were made during the nine months ended September 30, 2005 and 2004, respectively. Interest expense for the nine months ended September 30, 2005 and 2004 was approximately $66,000 and $5,000, respectively. At September 30, 2005, approximately $2,062,000 in principal and accrued interest are included in due to affiliates. Subsequent to September 30, 2005 the Managing General Partner advanced to the Partnership approximately $235,000 for capital improvements at Fairway View Apartments.

Other than the above advances the Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $12,891,000 is being amortized over 240 months and is scheduled to be fully amortized at maturity in 2021.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004(in thousands, except per unit data):

                                      Per Limited                        Per Limited
                  Nine Months Ended   Partnership   Nine Months Ended    Partnership
                 September 30, 2005      Unit      September 30, 2004       Unit

Operations              $ --             $ --             $ 298            $ 2.69

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. In light of the amount due to an affiliate of the Managing General Partner at September 30, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 75,536 limited partnership units (the "Units") in the Partnership representing 68.92% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.92% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such
Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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



                                    NATIONAL PROPERTY INVESTORS 6


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: November 14, 2005

                          NATIONAL PROPERTY INVESTORS 6

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

Date:  November 14, 2005

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

Date:  November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President   of   NPI   Equity
                                    Investments,   Inc.,   equivalent  of
                                    the chief  financial  officer  of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 6 (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.