Form 10KSB
period 2005-12-31
NATIONAL PROPERTY INVESTORS 6
filed 2006-03-31
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-11864

NATIONAL PROPERTY INVESTORS 6

(Name of small business issuer in its charter)

California	13-3140364
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina 29602

(Address of principal executive offices)

Issuer's telephone number    (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $7,265,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

National Property Investors 6 (the "Partnership" or "Registrant") is a California limited partnership formed on October 15, 1982.  The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Partnership's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO. The partnership agreement provides that the Partnership is to terminate on December 31, 2006. The Managing General Partner is currently evaluating an extension of the Partnership’s term and expects to have any such extension completed by the end of 2006.

The Partnership, through its public offering of limited partnership units, sold 109,600 units aggregating $54,800,000.  The general partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership currently owns and operates three apartment complexes including two properties held for sale (see "Item 2. Description of Properties").

The Partnership has no full time employees.  Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the years ended December 31, 2005 and 2004.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartments properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Partnership's investment properties, or restrict renovations of the properties.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership’s investment properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Item 2.

Description of Properties

The following table sets forth the Partnership's investments in properties:

Date of
Properties	Purchase	Type of Ownership	Use

Place du Plantier Apartments (1)	05/01/84	Fee ownership, subject to	Apartment
Baton Rouge, Louisiana		first mortgage	268 units

Fairway View I Apartments (1)	05/31/84	Fee ownership, subject to	Apartment
Baton Rouge, Louisiana		first mortgage	242 units

Colony at Kenilworth Apartments	03/15/84	Fee ownership, subject to	Apartment
Towson, Maryland		first mortgage	383 units

(1)

On November 14, 2005, the Partnership and seven other partnerships that own nine apartment complexes (the “Selling Partnerships”) entered into a purchase and sale agreement with a third party, to sell nine apartment complexes (collectively the “Properties” and individually a “Property”) owned by the Selling Partnerships to an entity that is affiliated with AIMCO Properties, LP, an affiliate of the Registrant’s general partner.  The Purchaser has agreed to pay the Selling Partnerships a total base purchase price of $98,010,000, of which $9,980,000 and $11,572,000 will be allocated to Fairway View I and Place du Plantier, respectively. The total purchase price will be reduced by a credit for immediate capital needs of $11,190,000, of which $2,420,000 and $1,072,000 will be allocated to Fairway View I and Place du Plantier, respectively, resulting in a net purchase price allocation of $7,560,000 and $10,500,000 which will be allocated to Fairway View I and Place du Plantier, respectively.  Each of the Selling Partnerships is affiliated with AIMCO Properties.  In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities of the properties have been classified as held for sale at December 31, 2005 and the operations of the properties have been shown as income from discontinued operations for the years ended December 31, 2005 and 2004.

Schedule of Properties

Set forth below for the Partnership's investment property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Colony at Kenilworth
Apartments	$25,373	$20,357	5-30 yrs	S/L	$ 5,036

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

The gross carrying value, accumulated depreciation and Federal tax basis of Fairway View I Apartments, which is classified as assets held for sale as of December 31, 2005 was approximately $12,223,000, $8,781,000 and $2,979,000, respectively.  The gross carrying value, accumulated depreciation and Federal tax basis of Place du

Plantier Apartments, which is classified as assets held for sale as of December 31, 2005 was approximately $12,307,000, $10,036,000 and $2,183,000, respectively.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Fixed			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)

Colony at Kenilworth
Apartments	$12,785	7.58%	20 yrs	07/01/21	$ --

(1)

See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay the loan and other specific details about the loan.

The loan encumbering Fairway View I Apartments which is included in liabilities related to assets held for sale as of December 31, 2005 was approximately $4,649,000. The loan has a stated interest rate of 7.01%, has an amortization period of 20 years and a maturity date of December 1, 2021.  The loan encumbering Place du Plantier Apartments which is included in liabilities related to assets held for sale as of December 31, 2005 was approximately $5,744,000. The loan has a stated interest rate of 7.09%, has an amortization period of 20 years and a maturity date of October 1, 2021.

Rental Rate and Occupancy

Average annual rental rate and occupancy for 2005 and 2004 for the property:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Colony at Kenilworth Apartments (1)	$ 9,879	10,283	95%	88%

(1)

The Managing General Partner attributes the increase in occupancy at Colony at Kenilworth Apartments to increased marketing efforts.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property of the Partnership is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less.  No tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for an asset of this type and age.

Real Estate Tax and Rate

Real estate tax and rate in 2005 for the property were:

	2005	2005
	Billing	Rate
	(in thousands)

Colony at Kenilworth (1)	$417	1.86%

(1)

Property’s tax year is not calendar year.

Capital Improvements

Place du Plantier Apartments

During the year ended December 31, 2005, the Partnership completed approximately $366,000 of capital improvements at Place du Plantier Apartments, consisting primarily of floor covering, appliance, wood, glass, and balcony replacements, HVAC improvements, exterior and interior painting, and furniture and fixture replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  This property is held for sale as of December 31, 2005 and the Managing General Partner intends to sell the property during 2006.

Fairway View I Apartments

During the year ended December 31, 2005, the Partnership completed approximately $1,251,000 of capital improvements at Fairway View I Apartments, consisting primarily of exterior lighting, and floor covering, appliance, door, gutter, siding and roof replacements, plumbing fixture replacement, fencing, exterior and interior painting, and HVAC improvements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. This property is held for sale as of December 31, 2005 and the Managing General Partner intends to sell the property during 2006.

Colony at Kenilworth Apartments

During the year ended December 31, 2005, the Partnership completed approximately $766,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of appliance, air conditioning unit, floor covering and roof replacements, pool resurfacing, wood replacement, recreation facility upgrades, exterior painting, structural upgrades and exterior lighting fixtures. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 109,600 Limited Partnership Units (the “Units”) aggregating $54,800,000. As of December 31, 2005, the Partnership had 109,600 Units outstanding held by 1,931 limited partners of record. Affiliates of the Managing General Partner owned 75,540 Units or 68.92% at December 31, 2005.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2005	Unit	December 31, 2004	Unit

Operations	$ --	$ --	$ 298	$ 2.69

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2006 or subsequent periods.  See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 75,540 limited partnership units (the "Units") in the Partnership representing 68.92% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.92% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on the mortgage loan, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses.  As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the year ended December 31, 2005 was approximately $530,000 compared to net loss of approximately $35,000 for the corresponding period in 2004.  The increase in net income for the year ended December 31, 2005 is due to an increase in total revenues and an increase in income from discontinued operations partially offset by an increase in total expenses.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying statement of operations has been restated as of January 1, 2004 to reflect the operations of Place du Plantier and Fairview Apartments as income from discontinued operations due to the intention of the Managing General Partner to sell the properties within one year.  The operations of Place du Plantier and Fairway View Apartments for the years ended December 31, 2005 and 2004 was income of approximately $578,000 and $195,000, respectively, and include approximately $3,363,000 and $3,201,000, respectively, of revenues generated by the properties.  The assets and liabilities of the properties are shown as held for sale on the balance sheet included in “Item 7. Financial Statements”.

In September 2003, one of the Partnership’s properties, Place du Plantier Apartments, incurred damage as a result of a fire.  During the year ended December 31, 2004, the Partnership recognized a casualty gain of approximately $78,000, which is included in income from discontinued operations, due to insurance proceeds received of approximately $80,000 offset by the net book value of the assets written off. During the year ended December 31, 2005 additional insurance proceeds of $21,000 were received and recognized as a casualty gain, which is included in income from discontinued operations.

Excluding income from discontinued operations, the Partnership had a loss from continuing operations for the year ended December 31, 2005 of approximately $48,000 compared to a loss from continuing operations of approximately $230,000 for the corresponding period in 2004.  The decrease in loss from continuing operations is due to an increase in total revenues partially offset by an increase in total expenses.  The increase in total revenues is due to an increase in rental income and other income.  The increase in rental revenue is due to an increase in occupancy and reduced bad debt expenses partially offset by a decrease in the average rental rate at Colony at Kenilworth Apartments. Other income increased due to increases in utility reimbursements and cleaning and damage fees partially offset by decreases in corporate unit rent and lease cancellation fees at Colony at Kenilworth Apartments.

The increase in total expenses is due to increases in operating, interest and property tax expenses partially offset by a decrease in general and administrative, and depreciation expenses. Operating expenses increased due to an increase in advertising expense as a result of web advertising, an increase in administrative expenses due to a market study performed on Colony at Kenilworth Apartments, and an increase in property management fees as a result of the increase in occupancy at Colony at Kenilworth Apartments, partially offset by a decrease in property expenses due to decreases in utility costs at Colony at Kenilworth Apartments.  The increase in interest expense is due to higher balances due to advances from an affiliate of the Managing General Partner partially offset by a decrease in mortgage interest at Colony at Kenilworth Apartments.  The increase in property tax expense is due to an increase in the assessed value and tax rate at Colony of Kenilworth Apartments. The decrease in depreciation expense is due to assets becoming fully depreciated during the second quarter of 2004 at Colony at Kenilworth Apartments.

General and administrative expenses decreased due to a decrease in partnership management fees due to no distributions from operations in 2005.  Also included in general and administrative expenses are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Capital Resources and Liquidity

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $374,000 compared to approximately $318,000 at December 31, 2004. The increase in cash and cash equivalents of approximately $56,000 due to approximately $1,397,000 and $597,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $1,938,000 of cash used in investing activities.  Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner partially offset by principal payments on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows and insurance proceeds received. The Partnership invests its working capital in interest bearing accounts.

NPI Equity, on behalf of the Partnership’s and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (9.25% at December 31, 2005). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit and advanced the Partnership approximately $1,354,000 during 2005 to pay outstanding accounts payable at Fairway View I and Colony at Kenilworth Apartments and capital improvements at all three properties. During 2004 the Managing General Partner also exceeded the credit limit and advanced approximately $860,000 to pay outstanding accounts payable at Fairway View I Apartments and Colony at Kenilworth Apartments and real estate taxes at Colony at

Kenilworth Apartments. Interest expense for the years ended December 31, 2005 and 2004 was approximately $118,000 and $17,000, respectively.  At December 31, 2005, approximately $2,300,000 in principal and accrued interest are included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”. Subsequent to December 31, 2005 the Managing General Partner advanced to the Partnership approximately $290,000 for capital improvements at Fairway View I Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment property of approximately $12,785,000 has a maturity date of July 1, 2021 at which time the loan is scheduled to be fully amortized.  The mortgage indebtedness encumbering Fairway View I and Place du Plantier Apartments of approximately $4,649,000 and $5,744,000, respectively, are included in liabilities related to assets held for sale on the balance sheet included in “Item 7. Financial Statements” and are being amortized over 20 years and mature in December and October 2021, respectively, at which time the mortgages are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. The Managing General Partner is currently evaluating an extension of the Partnership’s term and expects to have any such extension completed by the end of 2006.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2005	Unit	December 31, 2004	Unit

Operations	$ --	$ --	$ 298	$ 2.69

Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, property sales and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner, there can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during 2006 or subsequent periods.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 75,540 limited partnership units (the "Units") in the Partnership representing 68.92% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.92% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less.  Rental income attributable to leases is recognized on a straight-line basis as it is earned.  The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.  The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.

Financial Statements

NATIONAL PROPERTY INVESTORS 6

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors 6

We have audited the accompanying balance sheet of National Property Investors 6 as of December 31, 2005, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 6 at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 374
Receivables and deposits		400
Restricted escrow		149
Other assets		978
Assets held for sale (Note A)		6,122
Investment property (Notes B and E):
Land	$ 1,366
Buildings and related personal property	24,007
	25,373
Less accumulated depreciation	(20,357)	5,016
		$ 13,039
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 437
Tenant security deposits payable		211
Other liabilities		389
Due to affiliates (Note D)		2,412
Mortgage note payable (Note B)		12,785
Liabilities related to assets held for sale (Note A)		10,497

Partners' Deficit
General partner	$ (684)
Limited partners (109,600 units issued and outstanding)	(13,008)	(13,692)
		$ 13,039

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
		(Restated)
Revenues:
Rental income	$ 3,578	$ 3,394
Other income	324	307
Total revenues	3,902	3,701

Expenses:
Operating	1,693	1,680
General and administrative	254	283
Depreciation	480	570
Interest	1,133	1,055
Property taxes	390	343
Total expenses	3,950	3,931

Loss from continuing operations	(48)	(230)
Income from discontinued operations (Note A)	578	195

Net income (loss) (Note C)	$ 530	$ (35)

Net income allocated to general partner (1%)	$ 5	$ --
Net income (loss) allocated to limited partners (99%)	525	(35)

	$ 530	$ (35)
Per limited partnership unit:
Loss from continuing operations	$ (0.43)	$ (2.08)
Income from discontinued operations	5.22	1.76

Net income (loss)	$ 4.79	$ (0.32)

Distributions per limited partnership unit	$ --	$ 2.69

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	109,600	$ 1	$ 54,800	$ 54,801

Partners' deficit at
December 31, 2003	109,600	$ (686)	$(13,203)	$(13,889)

Distributions to partners	--	(3)	(295)	(298)

Net loss for the year ended
December 31, 2004	--	--	(35)	(35)

Partners' deficit at
December 31, 2004	109,600	(689)	(13,533)	(14,222)

Net income for the year ended
December 31, 2005	--	5	525	530

Partners' deficit at
December 31, 2005	109,600	$ (684)	$(13,008)	$(13,692)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 530	$ (35)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	770	1,153
Amortization of loan costs	41	43
Casualty gain	(21)	(78)
Change in accounts:
Receivables and deposits	(176)	21
Other assets	42	(380)
Accounts payable	14	(172)
Tenant security deposits payable	119	54
Other liabilities	(22)	117
Due to affiliates	100	98
Net cash provided by operating activities	1,397	821

Cash flows from investing activities:
Property improvements and replacements	(2,056)	(966)
Net withdrawals from (deposits to) restricted escrows	97	(1)
Net insurance proceeds received	21	80
Net cash used in investing activities	(1,938)	(887)

Cash flows from financing activities:
Payments on mortgage notes payable	(757)	(703)
Distributions paid	--	(298)
Advances from affiliates	1,354	860
Net cash provided by (used in) financing
activities	597	(141)

Net increase (decrease) in cash and cash equivalents	56	(207)

Cash and cash equivalents at beginning of year	318	525

Cash and cash equivalents at end of year	$ 374	$ 318

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,783	$ 1,786

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 327	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization

National Property Investors 6 (the "Partnership" or "Registrant") is a California limited partnership formed on October 15, 1982.  The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Partnership's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO. The partnership agreement provides that the Partnership is to terminate on December 31, 2006. The Managing General Partner is currently evaluating an extension of the Partnership’s term and expects to have any such extension completed by the end of 2006.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying statement of operations has been restated for the year ended December 31, 2004 as of January 1, 2004 to reflect the operations of Fairway View I and Place du Plantier Apartments as income from discontinued operations due to the intention of the Managing General Partner to sell the properties within one year.  The operations of Place du Plantier and Fairway View Apartments for the years ended December 31, 2005 and 2004 was income of approximately $578,000 and $195,000, respectively, and include approximately $3,363,000 and $3,201,000, respectively, of revenues generated by the properties. The assets and liabilities of the properties are shown as held for sale on the balance sheet.

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

Fair Value of Financial Statements

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt.  The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $13,700,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $348,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs

Loan costs of approximately $455,000, less accumulated amortization of approximately $102,000, are included in other assets and are amortized over the terms of the related loan agreement. The total amortization expense for the years ended December 31, 2005 and 2004 was approximately $41,000 and $43,000, respectively, and is included in interest expense and income from discontinued operations. Amortization expense from continuing operations is expected to be approximately $23,000 for each of the years 2006 through 2010. In addition, loan costs and accumulated amortization of approximately $387,000 and $81,000, respectively, are included in assets held for sale in the accompanying balance sheet at December 31, 2005.  Amortization of these loan costs is included in income from discontinued operations in the accompanying statements of operations and was approximately $18,000 and $20,000 for the years ended December 31, 2005 and 2004, respectively.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and income from discontinued operations.

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

Investment Properties

Investment property consists of one apartment complex, assets held for sale includes two apartment complexes and both are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  During the years ended December 31, 2005 and 2004, the Partnership capitalized interest of approximately $4,000 and $16,000, property taxes of approximately $1,000 and $2,000, and operating costs of approximately $1,000 and $9,000, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Discontinued Operations

The Partnership considers investment property held for sale when criteria established by SFAS No. 144 are met.  The significant components of SFAS No. 144 criteria for classification as held for sale include the approval of the sale by the Managing General Partner, and limited partners if required by the Partnership Agreement, the investment property is available for immediate sale and the close of the sale is probable within one year.  The Partnership believes the satisfaction of these conditions usually occurs when a purchase and sale contract is executed, but may in some instances occur prior to that and in some instances be delayed until the actual close of the sale of the investment property.

The Partnership entered into a contract with a third party to sell Fairway View I and Place du Plantier Apartments during 2005.  Accordingly the assets and liabilities related to the properties are classified as held for sale on the balance sheet as of December 31, 2005 and the operating results of the properties are presented in discontinued operations on the statements of operations for the years ended December 31, 2005 and 2004. The Partnership does not record depreciation on an investment property classified as held for sale; however, depreciation expense recorded prior to its classification as held for sale is included in discontinued operations. The net gain on sale is presented in discontinued operations when recognized.

Replacement Reserve Escrow

The Partnership maintains a replacement reserve escrow at one of its properties to fund replacement, refurbishment, and repair or improvements to the property pursuant to the mortgage note documents. As of December 31, 2005, the balance in this account is approximately $149,000.

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

Advertising Costs

Advertising costs of approximately $129,000 and $100,000 for the years ended December 31, 2005 and 2004, respectively, were charged to expense as incurred and are included in operating expenses and income from discontinued operations.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

Note B - Mortgage Note Payable

The principle terms of mortgage note payable are as follows:

	Principal				Principal
	Balance At		Stated		Balance
	December 31,	Monthly	Interest	Maturity	Due At
	2005	Payment	Rate	Date	Maturity
	(in thousands)				(in thousands)
Property
Colony at Kenilworth
Apartments	$12,785	$ 117	7.58%	07/01/21	$ --

The mortgage note payable encumbering Fairway View I Apartments of approximately $4,649,000 is included in liabilities related to assets held for sale. The mortgage note has a stated interest rate of 7.01%, requires monthly payments of principal and interest of approximately $40,000 and has a maturity date of December 1, 2021.  The mortgage note payable encumbering Place du Plantier Apartments of approximately $5,744,000 is included in liabilities related to assets held for sale. The mortgage note has a stated interest rate of 7.09%, requires monthly payments of principal and interest of approximately $50,000 and has a maturity date of October 1, 2021.

The mortgage note payable is a fixed rate mortgage that is nonrecourse and is secured by pledge of the Partnership's rental property and by a pledge of revenue from the respective rental property. The mortgage note payable include a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2005 is as follows (in thousands):

2006	$ 447
2007	482
2008	520
2009	560
2010	604
Thereafter	10,172
$12,785

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (in thousands, except per unit data):

	December 31,
	2005	2004
Net income (loss) as reported	$ 530	$ (35)
Add (deduct):
Depreciation differences	(159)	462
Prepaid rent	(32)	(34)
Casualty	(21)	(78)
Other	(8)	(85)
Federal taxable income	$ 310	$ 230
Federal taxable income per limited
partnership unit	$ 6.12	$ 2.08

For 2005, allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata share of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$(13,692)
Land and buildings	(1,344)
Accumulated depreciation	813
Syndication and distribution costs	6,295
Prepaid rent	115
Other	127
Net liabilities - tax basis	$ (7,686)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $360,000 and $322,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses and income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $315,000 and $245,000 for the years ended December 31, 2005 and 2004, respectively, which are included in general and administrative expenses, investment properties and assets held for sale.  The portion of these reimbursements included in investment properties and assets held for sale for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $106,000 and $46,000, respectively. At December 31, 2005, approximately $112,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the years ended December 31, 2005 or 2004.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations.  The Managing General Partner earned and received approximately $27,000 for the year ended December 31, 2004 which is included in general and administrative expenses. No such fees were earned or paid during the year ended December 31, 2005.

NPI Equity, on behalf of the Partnership’s and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (9.25% at December 31, 2005). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit and advanced the Partnership approximately $1,354,000 during 2005 to pay outstanding accounts payable at Fairway View I and Colony at Kenilworth Apartments and capital improvements at all three properties. During 2004 the Managing General Partner also exceeded the credit limit and advanced approximately $860,000 to pay outstanding accounts payable at Fairway View I Apartments and Colony at Kenilworth Apartments and real estate taxes at Colony at Kenilworth Apartments. Interest expense for the years ended December 31, 2005 and 2004 was approximately $118,000 and $17,000, respectively.  At December 31, 2005, approximately $2,300,000 in principal and accrued interest are included in due to affiliates. Subsequent to December 31, 2005 the Managing General Partner advanced to the Partnership approximately $290,000 for capital improvements at Fairway View I Apartments and the Partnership repaid approximately $245,000 of advances and accrued interest.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $105,000 and

$98,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 75,540 limited partnership units (the "Units") in the Partnership representing 68.92% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.92% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Colony at Kenilworth
Apartments	$12,785	$1,306	$13,187	$10,880

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Properties	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)

Colony at
Kenilworth
Apartments	$1,366	$24,007	$25,373	$20,357	1967	03/84	5-30

Reconciliation of Investment Property and Accumulated Depreciation:

	December 31,
	2005	2004
	(in thousands)
Investment Property
Balance at beginning of year	$ 47,522	$ 46,615
Property improvements and replacements	2,383	966
Disposal of assets	(3)	(59)
Assets held for sale	(24,529)	--
Balance at end of year	$ 25,373	$ 47,522

Accumulated Depreciation
Balance at beginning of year	$ 38,407	$ 37,311
Additions charged to expense	770	1,153
Disposal of assets	(3)	(57)
Assets held for sale	(18,817)	--
Balance at end of year	$ 20,357	$ 38,407

The aggregate cost of the investment property Federal income tax purposes at December 31, 2005 and 2004, is approximately $24,738,000 and $45,901,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004, is approximately $19,702,000 and $37,131,000, respectively. Fairway View I Apartments, which is included in assets held for sale at December 31, 2005, is excluded from the December 31, 2005 schedules. The gross carrying value, accumulated depreciation and Federal tax basis of Fairway View I Apartments was approximately $12,223,000, $8,781,000 and $2,979,000 respectively.  Place du Plantier Apartments, which is included in assets held for sale at December 31, 2005, is excluded from the December 31, 2005 schedules. The gross carrying value, accumulated depreciation and Federal tax basis of Place du Plantier Apartments was approximately $12,307,000, $10,036,000 and $2,183,000 respectively.

Note F - Casualty Events

In September 2003, one of the Partnership’s investment properties, Place du Plantier Apartments, incurred damage as a result of a fire. During the year ended December 31, 2004, the Partnership recognized a casualty gain of approximately $78,000, which is included in income from discontinued operations, due to insurance proceeds received of approximately $80,000 offset by the net book value of the assets written off. During the year ended December 31, 2005 additional insurance proceeds of approximately $21,000 were received and recognized as a casualty gain, which is included in income from discontinued operations.

Note G - Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines, or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation, and management of its investment property, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

National Property Investors 6 (the “Partnership” or the “Registrant”) has no directors or officers. The names and ages of, as well as the positions and offices held by, the present directors and officers of NPI Equity Investments, Inc. (“NPI Equity” or “Managing General Partner”) are set forth below.  There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

No directors or officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2005, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

	Number of Units	Percentage

AIMCO IPLP, L.P.	48,033	43.83%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	27,507	25.09%
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

Item 12.

Certain Relationships and Related Transactions

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $360,000 and $322,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses and income from discontinued operations on the statement of operations included in “Item 7. – Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $315,000 and $245,000 for the years ended December 31, 2005 and 2004, respectively, which are included in general and administrative expenses, investment properties and assets held for sale.  The portion of these reimbursements included in investment properties and assets held for sale for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $106,000 and $46,000,  respectively. At December 31, 2005, approximately $112,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates on the balance sheet included in “Item 7. – Financial Statements”.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the years ended December 31, 2005 or 2004.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations.  The Managing General Partner earned and received approximately $27,000 for the year ended December 31, 2004 which is included in general and administrative expenses. No such fees were earned or paid during the year ended December 31, 2005.

NPI Equity, on behalf of the Partnership’s and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (9.25% at December 31, 2005). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit and advanced the Partnership approximately $1,354,000 during 2005 to pay outstanding accounts payable at Fairway View I and Colony at Kenilworth Apartments and capital improvements at all three properties. During 2004 the Managing General Partner also exceeded the credit limit and advanced approximately $860,000 to pay outstanding accounts payable at Fairway View I Apartments and Colony at Kenilworth Apartments and real estate taxes at Colony at Kenilworth Apartments. Interest expense for the years ended December 31, 2005 and 2004 was approximately $118,000 and $17,000, respectively.  At December 31, 2005, approximately $2,300,000 in principal and accrued interest are included in due to affiliates on the balance sheet included in “Item 7. – Financial Statements”. Subsequent to December 31, 2005 the Managing General Partner advanced to the Partnership approximately $290,000 for capital improvements at Fairway View I Apartments and the Partnership repaid approximately $245,000 of advances and accrued interest.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $105,000 and $98,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 75,540 limited partnership units (the "Units") in the Partnership representing 68.92% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.92% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $43,000 and $44,000 for 2005 and 2004, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $12,000 and $15,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 30, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2006
Stephen B. Waters

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

10.30

Multifamily Note dated June 27, 2001 between National Property Investors 6, a California limited partnership with respect to Colony at Kenilworth Apartments, and GMAC Commercial Mortgage Corporation, a California corporation. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.)

10.32

Multifamily Note dated September 27, 2001 between National Property Investors 6, a California limited partnership with respect to Place du Plantier Apartments, and GMAC Commercial Mortgage Corporation, a California corporation. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.)

10.33

Multifamily Note dated November 30, 2001 between National Property Investors 6, a California limited partnership with respect to Fairway View I Apartments, and GMAC Commercial Mortgage Corporation, a California corporation. (Incorporated by reference to the Partnership’s Annual Report on Form 10-KSB for the year ended December 31, 2001.)

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  March 30, 2006

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

Date:  March 30, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Property Investors 6 (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 30, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 30, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.