Form 10QSB
period 2006-03-31
NATIONAL PROPERTY INVESTORS 6
filed 2006-05-15
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 6,582
Receivables and deposits		610
Other assets		848
Investment property:
Land	$ 1,366
Buildings and related personal property	24,113
	25,479
Less accumulated depreciation	(20,485)	4,994
		$ 13,034
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 151
Tenant security deposit liabilities		226
Other liabilities		447
Due to affiliates (Note B)		2,813
Mortgage note payable		12,676

Partners' Deficit
General partner	$ (580)
Limited partners (109,600 units
issued and outstanding)	(2,699)	(3,279)
		$ 13,034

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
		(restated)
Revenues:
Rental income	$ 978	$ 860
Other income	81	77
Total revenues	1,059	937

Expenses:
Operating	409	316
General and administrative	63	68
Depreciation	128	113
Property taxes	106	96
Interest	309	273
Total expenses	1,015	866

Income from continuing operations	44	71
(Loss) income from discontinued operations (Note A)	(2,071)	155
Gain on sale of discontinued operations (Note C)	12,440	--
Net income	$10,413	$ 226

Net income allocated to general partner (1%)	$ 104	$ 2
Net income allocated to limited partners (99%)	10,309	224

	$10,413	$ 226
Per limited partnership unit:
Income from continuing operations	$ 0.40	$ 0.64
(Loss) income from discontinued operations	(18.71)	1.40
Gain on sale of discontinued operations	112.37	--
	$ 94.06	$ 2.04

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	109,600	$ 1	$ 54,800	$ 54,801

Partners' deficit at
December 31, 2005	109,600	$ (684)	$(13,008)	$(13,692)

Net income for the three months
ended March 31, 2006	--	104	10,309	10,413

Partners' deficit at
March 31, 2006	109,600	$ (580)	$ (2,699)	$ (3,279)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$10,413	$ 226
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	128	203
Casualty gain	--	(21)
Amortization of loan costs	11	11
Gain on sale of discontinued operations	(12,440)	--
Loss on early extinguishment of debt	2,293	--
Change in accounts:
Receivables and deposits	43	(45)
Other assets	124	23
Accounts payable	41	(100)
Tenant security deposit liabilities	(89)	15
Accrued property taxes	--	26
Other liabilities	(57)	(77)
Due to affiliates	309	71
Net cash provided by operating activities	776	332

Cash flows from investing activities:
Property improvements and replacements	(522)	(187)
Net proceeds from sale of discontinued operations	16,364	--
Insurance proceeds received	--	21
Net withdrawals from restricted escrows	--	92
Net cash provided by (used in) investing activities	15,842	(74)

Cash flows from financing activities:
Payments on mortgage notes payable	(198)	(184)
Repayment of mortgage notes payable	(10,304)	--
Advances from affiliates	290	--
Repayment of advances from affiliate	(198)	--
Net cash used in financing activities	(10,410)	(184)

Net increase in cash and cash equivalents	6,208	74
Cash and cash equivalents at beginning of the period	374	318

Cash and cash equivalents at end of the period	$ 6,582	$ 392

Supplemental disclosure of cash information:
Cash paid for interest	$ 532	$ 438
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ --	$ 30
Restricted escrow transferred to receivables and deposits
for sold property	$ 149	$ --

At December 31, 2005 accounts payable included approximately $327,000 for property improvements and replacements, which are included in property improvements and replacements for the three months ended March 31, 2006.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying statement of operations has been restated as of January 1, 2005 to reflect the operations of Place du Plantier Apartments and Fairway View I Apartments as (loss) income from discontinued operations due to their sale on March 31, 2006.  Included in (loss) income from discontinued operations for the three months ended March 31, 2006 and 2005 are combined revenues of approximately $936,000 and $830,000, respectively.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Partnership adopted SFAS No. 154 effective January 1, 2006.  The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $102,000 and $88,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $69,000 and $63,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses, gain on sale of discontinued operations, and investment property.  The portion of these reimbursements included in gain on sale of discontinued operations, and investment property for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $18,000 and $7,000, respectively.  At March 31, 2006, approximately $162,000 in accountable administrative expenses were due to the Managing General Partner and are included in due to affiliates. Subsequent to March 31, 2006, the Partnership paid this amount from proceeds from the sale of two investment properties.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the three months ended March 31, 2006 or 2005.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the three months ended March 31, 2006 or 2005.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (9.75% at March 31, 2006). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit and advanced the Partnership approximately $290,000 and $1,354,000 during 2006 and 2005, respectively, to pay outstanding accounts payable at Fairway View I and Colony at Kenilworth Apartments and capital improvements at all three properties. Interest expense for the three months ended March 31, 2006 and 2005 was approximately $59,000 and $16,000, respectively.  At March 31, 2006, approximately $2,404,000 in principal and accrued interest are included in due to affiliates. Subsequent to March 31, 2006 the Partnership repaid approximately $2,404,000 of advances and accrued interest.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. During the three months ended March 31, 2006, these preferences were met and the Managing General Partner was entitled to approximately $247,000 related to the sales of Place du Plantier and Fairway View I Apartments and is included in due to affiliates. Subsequent to March 31, 2006, the Partnership paid this amount.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $127,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $105,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Sale of Discontinued Operations

On March 31, 2006, the Partnership sold Place du Plantier Apartments to a third party, for net proceeds of approximately $9,207,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and paid by the buyer and payment of closing costs.  The Partnership used approximately $5,694,000 of net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $7,926,000 as a result of the sale.  The property’s operations of approximately ($1,127,000) and $109,000 are shown as (loss) income from discontinued operations and include revenues of approximately $501,000 and $451,000 for the three months ended March 31, 2006 and 2005, respectively.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,277,000 as a result of unamortized loan costs written off and a prepayment penalty paid by the buyer.  This amount is included in (loss) income from discontinued operations.

On March 31, 2006, the Partnership sold Fairway View I Apartments to a third party, for net proceeds of approximately $7,157,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and paid by the buyer and payment of closing costs.  The Partnership used approximately $4,610,000 of net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,514,000 as a result of the sale.  The property’s operations of approximately ($944,000) and $46,000 are shown as (loss) income from discontinued operations and include revenues of approximately $435,000 and $379,000 for the three months ended March 31, 2006 and 2005, respectively.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,016,000 as a result of unamortized loan costs written off and a prepayment penalty paid by the buyer.  This amount is included in (loss) income from discontinued operations.

Note D – Casualty

During March 2006, the Partnership’s remaining investment property, Colony at Kenilworth Apartments, incurred fire damage of approximately $63,000. The Managing General Partner anticipates that insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event since the damaged assets have been fully depreciated.

Note E – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines, or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation, and management of its investment property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Colony at Kenilworth Apartments	98%	96%
Towson, Maryland

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of the investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the three months ended March 31, 2006 and 2005 was approximately $10,413,000 and $226,000, respectively.  The increase in net income was primarily due to the recognition of a gain on sale of discontinued operations in 2006.

On March 31, 2006, the Partnership sold Place du Plantier Apartments to a third party, for net proceeds of approximately $9,207,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and paid by the buyer and payment of closing costs.  The Partnership used approximately $5,694,000 of net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $7,926,000 as a result of the sale.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the statement of operations included in “Item 1. Financial Statements” has been restated as of January 1, 2005 to reflect the operations of Place du Plantier Apartments as (loss) income from discontinued operations. The property’s operations are shown as (loss) income from discontinued operations and include revenues of approximately $501,000 and $451,000 for the three months ended March 31, 2006 and 2005, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,277,000 as a result of unamortized loan costs written off and a prepayment penalty paid by the buyer.  This amount is included in (loss) income from discontinued operations.

On March 31, 2006, the Partnership sold Fairway View I Apartments to a third party, for net proceeds of approximately $7,157,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and paid by the buyer and payment of closing costs.  The Partnership used approximately $4,610,000 of net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,514,000 as a result of the sale.  In accordance with SFAS No. 144, the statement of operations included in “Item 1. Financial Statements” has been restated as of January 1, 2005 to reflect the operations of Fairway View I Apartments as (loss) income from discontinued operations. The property’s operations are shown as (loss) income from discontinued operations and include revenues of approximately $435,000 and $379,000 for the three months ended March 31, 2006 and 2005, respectively.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,016,000 as a result of unamortized loan costs written off and a prepayment penalty paid by the buyer. This amount is included in (loss) income from discontinued operations.

Excluding the discontinued operations and the gain on sale of discontinued operations, the Partnership realized income from continuing operations of approximately $44,000 and $71,000 for the three months ended March 31, 2006 and 2005, respectively.  The decrease in net income from continuing operations is due to an increase in total expenses partially offset by an increase in total revenues.  The increase in total revenues is due to an increase in rental income.  Rental income increased due to an increase in occupancy and the average rental rate at Colony of Kenilworth Apartments.

Total expenses increased due to increases in operating, depreciation, interest, and property tax expenses.  Operating expense increased due to increases in property and maintenance expenses.  Property expense increased due to increases in payroll and related benefits and utilities at Colony at Kenilworth Apartments.  Maintenance expense increased due to increases in contract repairs and services slightly offset by a decrease in equipment parts and supplies and snow removal.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at Colony at Kenilworth Apartments.  The increase in interest expense is due to higher balances due to advances from an affiliate of the Managing General Partner partially offset by a decrease in mortgage interest at Colony at Kenilworth Apartments as a result of scheduled principal payments that reduced the carrying amount of the mortgage.  Property taxes increased due to an increase in the assessed value of Colony at Kenilworth Apartments.

Included in general and administrative expense for the three months ended March 31, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $6,582,000 compared to approximately $392,000 at March 31, 2005.  Cash and cash equivalents increased by approximately $6,208,000 from December 31, 2005 due to approximately $15,842,000 and $776,000 of cash provided by investing and operating activities, respectively, offset by approximately $10,410,000 of cash used in financing activities.  Cash provided by investing activities consisted of proceeds received from the sale of Place du Plantier Apartments and Fairway View I Apartments partially offset by property improvements and replacements.  Cash used in financing activities consisted of repayment of the mortgages encumbering Place du Plantier Apartments and Fairway View I Apartments, repayment of advances from an affiliate of the Managing General Partner, and payments on the mortgages encumbering the investment properties slightly offset by advances received from an affiliate of the Managing General Partner.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (9.75% at March 31, 2006). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit and advanced the Partnership approximately $290,000 and $1,354,000 during 2006 and 2005, respectively, to pay outstanding accounts payable at Fairway View I and Colony at Kenilworth Apartments and capital improvements at all three properties. Interest expense for the three months ended March 31, 2006 and 2005 was approximately $59,000 and $16,000, respectively.  At March 31, 2006, approximately $2,404,000 in principal and accrued interest are included in due to affiliates. Subsequent to March 31, 2006 the Partnership repaid approximately $2,404,000 of advances and accrued interest.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  Capital improvements planned for the Partnership’s properties are detailed below.

Place du Plantier Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $64,000 of capital improvements at Place du Plantier Apartments consisting of casualty repairs, roof upgrades, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership sold the property on March 31, 2006.

Fairway View I Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $24,000 of capital improvements at Fairway View I Apartments consisting of exterior doors, fencing, and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership sold the property on March 31, 2006.

Colony at Kenilworth Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $107,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of floor covering and appliance replacements, heating units and interior doors. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $12,676,000 is being amortized over 240 months and is scheduled to be fully amortized at maturity in 2021.

There were no distributions during the three months ended March 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. Subsequent to March 31, 2006, the Partnership distributed approximately $2,204,000 ($19.91 per limited partnership unit) from the sales proceeds of Place du Plantier and Fairway View I Apartments. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in 2006.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell its remaining investment property or extend the term of the Partnership. The Managing General Partner is currently evaluating an extension of the Partnership’s term and expects to have any such extension completed by the end of 2006.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 75,550 limited partnership units (the "Units") in the Partnership representing 68.93% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.93% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

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

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Date: May 12, 2006

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

10.34

Purchase and Sale Agreement and Joint Escrow Instructions between National Property Investors 6, a California limited partnership, and the affiliated Selling Partnership’s and California State Teachers’ Retirement System, a public entity dated November 14, 2005 (incorporated by reference to Current Report on Form 8-K dated December 13, 2005).

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 6 (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.