Form 10QSB
period 2006-09-30
NATIONAL PROPERTY INVESTORS 6
filed 2006-11-13
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 653
Receivables and deposits		339
Other assets		716
Investment property:
Land	$ 1,366
Buildings and related personal property	24,694
	26,060
Less accumulated depreciation	(20,693)	5,367
		$ 7,075
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 108
Tenant security deposit liabilities		250
Other liabilities		277
Mortgage note payable		12,453

Partners' Deficit
General partner	$ (607)
Limited partners (109,600 units
issued and outstanding)	(5,406)	(6,013)
		$ 7,075

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 1,001	$ 928	$ 2,972	$ 2,645
Other income	111	70	319	233
Casualty gain (Note D)	82	--	82	--
Total revenues	1,194	998	3,373	2,878

Expenses:
Operating	539	373	1,458	1,066
General and administrative	48	52	203	190
Depreciation	137	125	393	354
Interest	241	301	796	864
Property taxes	103	100	304	286
Total expenses	1,068	951	3,154	2,760

Income from continuing operations	126	47	219	118
Income (loss) from discontinued operations
(Note A)	11	3	(1,988)	274
Gain on sale of discontinued operations
(Note C)	--	--	12,552	--
Net income	$ 137	$ 50	$10,783	$ 392
Net income allocated to general
partner (1%)	$ 1	$ 1	$ 108	$ 4
Net income allocated to limited
partners (99%)	136	49	10,675	388

Net income	$ 137	$ 50	$10,783	$ 392

Per limited partnership unit:
Income from continuing operations	$ 1.14	$ 0.43	$ 1.98	$ 1.07
Income (loss) from discontinued operations	0.10	0.02	(17.96)	2.47
Gain on sale of discontinued operations
(Note C)	--	--	113.38	--
Net income	$ 1.24	$ 0.45	$ 97.40	$ 3.54

Distribution per limited partnership
unit	$ 8.13	$ --	$ 28.04	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	109,600	$ 1	$ 54,800	$ 54,801

Partners' deficit at
December 31, 2005	109,600	$ (684)	$(13,008)	$(13,692)

Distributions to partners	--	(31)	(3,073)	(3,104)

Net income for the nine months
ended September 30, 2006	--	108	10,675	10,783

Partners' deficit at
September 30, 2006	109,600	$ (607)	$ (5,406)	$ (6,013)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 10,783	$ 392
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	393	645
Casualty gain	(82)	(21)
Amortization of loan costs	22	30
Gain on sale of discontinued operations	(12,552)	--
Loss on early extinguishment of debt	2,293	--
Change in accounts:
Receivables and deposits	165	(282)
Other assets	245	(126)
Accounts payable	(42)	2
Tenant security deposit liabilities	(65)	105
Accrued property taxes	--	78
Due to affiliates	(198)	98
Other liabilities	(115)	18
Net cash provided by operating activities	847	939
Cash flows from investing activities:
Property improvements and replacements	(1,120)	(1,318)
Net proceeds from sale of discontinued operations	16,364	--
Insurance proceeds received	82	21
Net withdrawals from restricted escrows	149	97
Net cash provided by (used in) investing activities	15,475	(1,200)
Cash flows from financing activities:
Distributions to partners	(3,104)	--
Repayment of mortgage notes payable	(10,304)	--
Payments on mortgage notes payable	(421)	(563)
Advances from affiliates	290	1,119
Repayment of advances from affiliate	(2,504)	--
Net cash (used in) provided by financing activities	(16,043)	556
Net increase in cash and cash equivalents	279	295
Cash and cash equivalents at beginning of period	374	318
Cash and cash equivalents at end of period	$ 653	$ 613
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,114	$ 1,305
Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 40	$ 280

At December 31, 2005 accounts payable included approximately $327,000 for property improvements and replacements, which are included in property improvements and replacements for the nine months ended September 30, 2006.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying statements of operations reflect the operations of Place du Plantier Apartments and Fairway View I Apartments as income (loss) from discontinued operations due to their sale on March 31, 2006 (see Note C).

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $210,000 and $258,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses and income (loss) from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $172,000 and $242,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses, gain on sale of discontinued operations, and investment property.  The portion of these reimbursements included in gain on sale of discontinued operations and investment property for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $59,000 and $84,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the nine months ended September 30, 2006 or 2005.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the nine months ended September 30, 2006 or 2005.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (10.25% at September 30, 2006). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner exceeded this credit limit and advanced the Partnership approximately $290,000 and $1,354,000 during the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively, to pay outstanding accounts payable at Fairway View I and Colony at Kenilworth Apartments and capital improvements at all three properties. Interest expense for the nine months ended September 30, 2006 and 2005 was approximately $61,000 and $66,000, respectively.  During the nine months ended September 30, 2006, the Partnership repaid approximately $2,651,000 of advances and accrued interest. There were no such repayments during the nine months ended September 30, 2005.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. During the nine months ended September 30, 2006, these preferences were met and the Managing General Partner was entitled to approximately $247,000 related to the sales of Place du Plantier and Fairway View I Apartments and during the nine months ended September 30, 2006, the Partnership paid this amount.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $143,000 and $105,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

Note C – Sale of Discontinued Operations

On March 31, 2006, the Partnership sold Place du Plantier Apartments to a third party, for net proceeds of approximately $9,207,000 after a deduction for immediate capital needs, a prepayment penalty and payment of closing costs.  The Partnership used approximately $5,694,000 of net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $7,991,000 during the nine months ended September 30, 2006 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,277,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in income (loss) from discontinued operations. Also included in income (loss) from discontinued operations for the three and nine months ended September 30, 2006 is approximately $5,000 and $189,000, respectively, of income, including revenues of approximately $501,000 for the nine month period.  During the three months ended September 30, 2006 certain operating accruals of approximately $5,000 established during the three months ended March 31, 2006 were reversed due to actual costs being less than anticipated.  Included in income (loss) from discontinued operations for the three and nine months ended September 30, 2005 are results of the property’s operations of approximately $58,000 and $234,000, respectively, including revenues of approximately $440,000 and $1,310,000, respectively.

On March 31, 2006, the Partnership sold Fairway View I Apartments to a third party, for net proceeds of approximately $7,157,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $4,610,000 of net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,561,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,016,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in income (loss) from discontinued operations. Also included in income (loss) from discontinued operations for the three and nine months ended September 30, 2006 is approximately $6,000 and $116,000, respectively, of income, including revenues of approximately $435,000 for the nine month period.  During the three months ended September 30, 2006 certain operating accruals of approximately $6,000 established during the three months ended March 31, 2006 were reversed due to actual costs being less than anticipated.  Included in income (loss) from discontinued operations for the three and nine months ended September 30, 2005 are results of the property’s operations of approximately ($55,000) and $40,000, respectively, including revenues of approximately $359,000 and $1,114,000, respectively.

Note D – Casualty

During March 2006, the Partnership’s remaining investment property, Colony at Kenilworth Apartments, incurred damage as a result of a fire. During the three and nine months ended September 30, 2006, the Partnership recognized a casualty gain of approximately $82,000 which is the result of insurance proceeds received of approximately $82,000, as the damaged assets were fully depreciated.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Colony at Kenilworth Apartments	97%	96%
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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2006 was approximately $137,000 and $10,783,000, respectively, compared to net income of approximately $50,000 and $392,000 for the three and nine months ended September 30, 2005, respectively.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and nine months ended September 30, 2006 and 2005 reflect the operations of Place du Plantier and Fairway View I Apartments as income (loss) from discontinued operations due to their sales on March 31, 2006.

On March 31, 2006, the Partnership sold Place du Plantier Apartments to a third party, for net proceeds of approximately $9,207,000 after a deduction for immediate capital needs, a prepayment penalty and payment of closing costs.  The Partnership used approximately $5,694,000 of net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $7,991,000 during the nine months ended September 30, 2006 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,277,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in income (loss) from discontinued operations. Also included in income (loss) from discontinued operations for the three and nine months ended September 30, 2006 is approximately $5,000 and $189,000, respectively, of income, including revenues of approximately $501,000 for the nine month period.  During the three months ended September 30, 2006 certain operating accruals of approximately $5,000 established during the three months ended March 31, 2006 were reversed due to actual costs being less than anticipated.  Included in income (loss) from discontinued operations for the three and nine months ended September 30, 2005 are results of the property’s operations of approximately $58,000 and $234,000, respectively, including revenues of approximately $440,000 and $1,310,000, respectively.

On March 31, 2006, the Partnership sold Fairway View I Apartments to a third party, for net proceeds of approximately $7,157,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $4,610,000 of net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,561,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,016,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in income (loss) from discontinued operations. Also included in income (loss) from discontinued operations for the three and nine months ended September 30, 2006 is approximately $6,000 and $116,000, respectively, of income, including revenues of approximately $435,000 for the nine month period.  During the three months ended September 30, 2006 certain operating accruals of approximately $6,000 established during the three months ended March 31, 2006 were reversed due to actual costs being less than anticipated.  Included in income (loss) from discontinued operations for the three and nine months ended September 30, 2005 are results of the property’s operations of approximately ($55,000) and $40,000, respectively, including revenues of approximately $359,000 and $1,114,000, respectively.

Excluding the discontinued operations and the gain on sale of discontinued operations, the Partnership realized income from continuing operations of approximately $126,000 and $219,000 for the three and nine months ended September 30, 2006, respectively, and income of approximately $47,000 and $118,000 for the corresponding periods in 2005, respectively.  The increase in income from continuing operations is due to an increase in total revenues partially offset by an increase in total expenses.  Total revenues for both periods increased due to an increase in rental income, other income and casualty gain (as discussed below).  Rental income increased for both the three and nine months ended September 30, 2006 primarily due to increases in occupancy and the average rental rate at Colony at Kenilworth Apartments. Other income increased for both the three and nine months ended September 30, 2006 due to increases in interest income, cleaning and damage fees and tenant utility reimbursements.

During March 2006, the Partnership’s remaining investment property, Colony at Kenilworth Apartments, incurred damage as a result of a fire. During the three and nine months ended September 30, 2006, the Partnership recognized a casualty gain of approximately $82,000 which is the result of insurance proceeds received of approximately $82,000, as the damaged assets were fully depreciated.

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

Total expenses increased for the three months ended September 30, 2006 due to increases in operating, depreciation, and property tax expenses partially offset by a decrease in interest expense. Total expenses increased for the nine months ended September 30, 2006 due to increases in operating, depreciation, general and administrative, and property tax expenses, partially offset by a decrease in interest expenses.  Operating expense increased due to increases in property, administrative and maintenance expenses.  Property expenses increased for both periods due to increases in payroll and related benefits and utilities at the investment property.  Administrative expense increased for the three months ended September 30, 2006 due to increases in tenant application costs at the investment property.  Administrative expense increased primarily due to the recording of a liability relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  Based on inquiries from state officials, affiliates of the Managing General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due.  Maintenance expense increased for both periods due to increases in contract repairs and services at the investment property. Depreciation expense increased for both periods due to assets being placed into service during the past twelve months.  Interest expense decreased for both periods due to the decrease in mortgage interest at Colony at Kenilworth Apartments as a result of scheduled principal payments that reduced the carrying amount of the mortgage and a decrease in interest on advances from an affiliate of the Managing General Partner.  Property taxes increased for both periods due to an increase in the assessed value of Colony at Kenilworth Apartments.

The increase in general and administrative expenses for the nine months ended September 30, 2006 is due to an increase in legal costs associated with Partnership matters partially offset by a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense for the three and nine months ended September 30, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $653,000 compared to approximately $613,000 at September 30, 2005.  Cash and cash equivalents increased by approximately $279,000 from December 31, 2005 due to approximately $15,475,000 and $847,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $16,043,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds received from the sale of Place du Plantier Apartments and Fairway View I Apartments, withdrawals from restricted escrows and insurance proceeds received, partially offset by property improvements and replacements.  Cash used in financing activities consisted of repayment of the mortgages encumbering Place du Plantier Apartments and Fairway View I Apartments, repayment of advances from an affiliate of the Managing General Partner, distributions to partners and payments on the mortgages encumbering the investment properties slightly offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (10.25% at September 30, 2006). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner exceeded this credit limit and advanced the Partnership approximately $290,000 and $1,354,000 during the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively, to pay outstanding accounts payable at Fairway View I and Colony at Kenilworth Apartments and capital improvements at all three properties. Interest expense for the nine months ended September 30, 2006 and 2005 was approximately $61,000 and $66,000, respectively.  During the nine months ended September 30, 2006 the Partnership repaid approximately $2,651,000 of advances and accrued interest. There were no repayments during the nine months ended September 30, 2005.

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

Place du Plantier Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $64,000 of capital improvements at Place du Plantier Apartments consisting of casualty repairs, roof upgrades, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership sold the property on March 31, 2006.

Fairway View I Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $24,000 of capital improvements at Fairway View I Apartments consisting of exterior doors, fencing, and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership sold the property on March 31, 2006.

Colony at Kenilworth Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $745,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of floor covering and appliance replacements, heating and air conditioning upgrades, construction related to the casualty as discussed in “Results of Operations”, wood replacement and other building improvements. These improvements were funded from operating cash flow, insurance proceeds, and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $12,453,000 is being amortized over 240 months and is scheduled to be fully amortized at maturity in July 2021.

The Partnership distributed the following amounts during the nine months ended September 30, 2006 and 2005 (in thousands, except per unit data):

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended	Partnership	Ended	Partnership
	September 30, 2006	Unit	September 30, 2005	Unit

Sale (1)	$3,104	$28.04	$ --	$ --

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

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 75,550 limited partnership units (the "Units") in the Partnership representing 68.93% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.93% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

On July 20, 2006, the termination date of the Partnership was extended to December 31, 2022. The previous termination date was December 31, 2006. The amendment to the Partnership Agreement is included as Exhibit 3.4(d) to this report.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

NATIONAL PROPERTY INVESTORS 6

EXHIBIT INDEX

Exhibit

2.1

NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2 to the Partnership's Current Report on Form 8-K dated August 17, 1995.

 2.2

Partnership Units Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

 2.3

Management Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

 3.4 (a)

Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated January 12, 1983, included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-80141).

     (b)

Amendments to Partnership Agreement, incorporated by reference to the Definitive Proxy Statement of the Partnership dated April 3, 1991.

     (c)

Amendments to the Partnership Agreement, incorporated by reference to the Statement Furnished in Connection with the Solicitation of the Registrant dated August 28, 1992.

(d)

Amendment to Partnership Agreement dated July 20, 2006.

10.30

Multifamily Note dated June 27, 2001 between National Property Investors 6, a California limited partnership with respect to Colony at Kenilworth Apartments, and GMAC Commercial Mortgage Corporation, a California corporation. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.)

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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 6 (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.