Form 10KSB
period 2006-12-31
NATIONAL PROPERTY INVESTORS 6
filed 2007-03-23
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $5,412,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

National Property Investors 6 (the "Partnership" or "Registrant") is a California limited partnership formed on October 15, 1982.  The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Partnership's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2022, unless terminated prior to such date.

The Partnership, through its public offering of limited partnership units, sold 109,600 units aggregating $54,800,000.  The general partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership currently owns and operates one apartment complex in Maryland.

The Partnership has no full time employees.  Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the years ended December 31, 2006 and 2005.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive.  There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartments properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Partnership's investment property, or restrict renovations of the property.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership’s investment property is substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users.  In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos.  In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities.  In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.

Description of Property

The following table sets forth the Partnership's investments in property:

Date of
Property	Purchase	Type of Ownership	Use

Colony at Kenilworth Apartments	03/15/84	Fee ownership, subject to	Apartment
Towson, Maryland		first mortgage	383 units

On March 31, 2006, the Partnership sold Place du Plantier Apartments to a third party, for net proceeds of approximately $9,207,000 after a deduction for immediate capital needs, a prepayment penalty and payment of closing costs.  The Partnership used approximately $5,694,000 of the net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $7,991,000 during the year ended December 31, 2006 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,277,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations for the years ended December 31, 2006 and 2005 is approximately $190,000 and $448,000, respectively, of income, including revenues of approximately $501,000 and $1,817,000, respectively.

On March 31, 2006, the Partnership sold Fairway View I Apartments to a third party, for net proceeds of approximately $7,157,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $4,610,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,561,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,016,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations for the years ended December 31, 2006 and 2005 is approximately $115,000 and $130,000, respectively, of income, including revenues of approximately $435,000 and $1,546,000, respectively.

Schedule of Property

Set forth below for the Partnership's investment property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Colony at Kenilworth
Apartments	$26,334	$20,840	5-30 yrs	S/L	$ 5,387

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Fixed			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)

Colony at Kenilworth
Apartments	$12,338	7.58%	20 yrs	07/01/21	$ --

(1)

See "Item 7. Financial Statements - Note B - Mortgage Note Payable" for information with respect to the Partnership's ability to prepay the loan and other specific details about the loan.

Rental Rate and Occupancy

Average annual rental rate and occupancy for 2006 and 2005 for the property:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2006	2005	2006	2005

Colony at Kenilworth Apartments	$10,786	$ 9,879	97%	95%

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

Real Estate Tax and Rate

Real estate tax and rate in 2006 for the property were:

	2006	2006
	Billing	Rate
	(in thousands)

Colony at Kenilworth Apartments (1)	$391	1.82%

(1)

Property’s tax year is not calendar year basis.

Capital Improvements

Place du Plantier Apartments

During the year ended December 31, 2006, the Partnership completed approximately $64,000 of capital improvements at Place du Plantier Apartments, consisting primarily of casualty repairs, roof upgrades, and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership sold the property to a third party on March 31, 2006.

Fairway View I Apartments

During the year ended December 31, 2006, the Partnership completed approximately $24,000 of capital improvements at Fairway View I Apartments, consisting primarily of exterior doors, fencing, and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership sold the property to a third party on March 31, 2006.

Colony at Kenilworth Apartments

During the year ended December 31, 2006, the Partnership completed approximately $1,019,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of casualty repairs, roof replacement, heating and air conditioning upgrades, electrical improvements, miniblinds, plumbing fixtures, signage, swimming pool upgrades, office computers, building improvements, fitness equipment, and water heater,  wood, door, floor covering and appliance replacements. These improvements were funded from operating cash flow, insurance proceeds, and Partnership reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion. Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 109,600 Limited Partnership Units (the “Units”) aggregating $54,800,000. As of December 31, 2006, the Partnership had 109,600 Units outstanding held by 1,931 limited partners of record. Affiliates of the Managing General Partner owned 76,596 Units or 69.89% at December 31, 2006.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2006	Unit	December 31, 2005	Unit

Sale (1)	$ 3,104	$ 28.04	$ --	$ --

(1)

From 2006 sales proceeds from Place du Plantier and Fairway View I Apartments.

Future cash distributions will depend on the levels of cash generated from operations and the timing of the property sale, and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2007.  See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,596 Units in the Partnership representing 69.89% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.89% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on the mortgage loan, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses.  As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the year ended December 31, 2006 was approximately $10,945,000, compared to net income of approximately $530,000 for the year ended December 31, 2005.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the years ended December 31, 2006 and 2005 reflect the operations of Place du Plantier and Fairway View I Apartments as (loss) income from discontinued operations due to their sales on March 31, 2006.

On March 31, 2006, the Partnership sold Place du Plantier Apartments to a third party, for net proceeds of approximately $9,207,000 after a deduction for immediate capital needs, a prepayment penalty and payment of closing costs.  The Partnership used approximately $5,694,000 of the net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $7,991,000 during the year ended December 31, 2006 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,277,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations for the years ended December 31, 2006 and 2005 is approximately $190,000 and $448,000, respectively, of income, including revenues of approximately $501,000 and $1,817,000, respectively.

On March 31, 2006, the Partnership sold Fairway View I Apartments to a third party, for net proceeds of approximately $7,157,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $4,610,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,561,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,016,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations for the years ended December 31, 2006 and 2005 is approximately $115,000 and $130,000, respectively, of income, including revenues of approximately $435,000 and $1,546,000, respectively.

Excluding the discontinued operations and the gain on sale of discontinued operations, the Partnership realized income from continuing operations of approximately $381,000 for the year ended December 31, 2006 and a loss from continuing operations of approximately $48,000 for the corresponding period in 2005.  The increase in income from continuing operations is due to an increase in total revenues partially offset by an increase in total expenses.  Total revenues increased due to an increase in rental income, other income and casualty gain (as discussed below).  Rental income increased primarily due to increases in occupancy and the average rental rate at Colony at Kenilworth Apartments. Other income increased due to an increase in interest income due to an increase in the average cash balance, and increases in cleaning and damage fees and tenant utility reimbursements at the property.

During March 2006, the Partnership’s remaining investment property, Colony at Kenilworth Apartments, incurred damage as a result of a fire. During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $82,000 which is the result of insurance proceeds received of approximately $82,000, as the damaged assets were fully depreciated.

In September 2003, one of the Partnership's former investment properties, Place du Plantier Apartments, incurred damage as a result of a fire. During the year ended December 31, 2004, the Partnership recognized a casualty gain of approximately $78,000 which is the result of insurance proceeds received of approximately $80,000 offset by the net book value of the assets written off. During the year ended December 31, 2005 additional insurance proceeds of approximately $21,000 were received and recognized as a casualty gain, which is included in (loss) income from discontinued operations.

Total expenses increased for the year ended December 31, 2006 due to increases in operating, depreciation, and general and administrative expenses, partially offset by a decrease in interest expense.  Property tax expense remained comparable for both periods. Operating expense increased due to increases in property, administrative, and insurance expenses and an increase in management fees.  Property expenses increased due to increases in payroll and related benefits and utilities at the investment property.  Administrative expense increased due to increases in tenant application costs at the investment property and due the recording of a liability relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  Based on inquiries from state officials, affiliates of the Managing General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due.  Insurance expense increased due to an increase in premiums at the investment property.  Management fees increased due to an increase in rental income at the investment property. Depreciation expense increased due to assets being placed into service during the past twelve months, which are now being depreciated.  Interest expense decreased due to the decrease in mortgage interest at Colony at Kenilworth Apartments as a result of scheduled principal payments that reduced the carrying amount of the mortgage and a decrease in interest on advances from an affiliate of the Managing General Partner as a result of a lower average advance balance outstanding during 2006.

General and administrative expenses increased for the year ended December 31, 2006 due to an increase in legal costs and professional expenses associated with Partnership matters and an increase in costs associated with the annual audit required by the Partnership Agreement partially offset by a decrease in management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $701,000 compared to approximately $374,000 at December 31, 2005. The increase in cash and cash equivalents of approximately $327,000 is due to approximately $15,270,000 and $1,215,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $16,158,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds received from the sales of Place du Plantier Apartments and Fairway View I Apartments, withdrawals from restricted escrows and insurance proceeds received, partially offset by property improvements and replacements.  Cash used in financing activities consisted of repayment of the mortgages encumbering Place du Plantier Apartments and Fairway View I Apartments, repayment of advances from an affiliate of the Managing General Partner, distributions to partners and payments on the mortgages encumbering the investment properties, slightly offset by advances received from an affiliate of the Managing General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (10.25% at December 31, 2006). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner exceeded this credit limit and advanced the Partnership approximately $290,000 and $1,354,000 during the years ended December 31, 2006 and 2005, respectively, to pay outstanding accounts payable at Fairway View I and Colony at Kenilworth Apartments and capital improvements at all three properties. Interest expense for the years ended December 31, 2006 and 2005 was approximately $61,000 and $118,000, respectively.  During the year ended December 31, 2006 the Partnership repaid approximately $2,651,000 of advances and accrued interest. There were no repayments during the year ended December 31, 2005.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment property of approximately $12,338,000 has a maturity date of July 1, 2021 at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2006	Unit	December 31, 2005	Unit

Sale (1)	$ 3,104	$ 28.04	$ --	$ --

(1)

From 2006 sales proceeds from Place du Plantier and Fairway View I Apartments.

Future cash distributions will depend on the levels of cash generated from operations and the timing of the property sale, and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during 2007.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,596 limited partnership units (the "Units") in the Partnership representing 69.89% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.89% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Financial Statements

NATIONAL PROPERTY INVESTORS 6

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors 6

We have audited the accompanying balance sheet of National Property Investors 6 as of December 31, 2006, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 6 at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March X, 2007

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEET
(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 701
Receivables and deposits		333
Other assets		596
Investment property (Notes A, B, E, F and G):
Land	$ 1,366
Buildings and related personal property	24,968
	26,334
Less accumulated depreciation	(20,840)	5,494
		$ 7,124
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 137
Tenant security deposit liabilities		249
Other liabilities		251
Mortgage note payable (Note B)		12,338

Partners' Deficit
General partner	$ (606)
Limited partners (109,600 units issued and outstanding)	(5,245)	(5,851)
		$ 7,124

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 3,980	$ 3,578
Other income	414	324
Casualty gain (Note F)	82	--
Total revenues	4,476	3,902

Expenses:
Operating	1,855	1,693
General and administrative	271	254
Depreciation	540	480
Interest	1,033	1,133
Property taxes	396	390
Total expenses	4,095	3,950

Income (loss) from continuing operations	381	(48)
(Loss) income from discontinued operations
(Notes A, F, and G)	(1,988)	578
Gain on sale of discontinued operations (Note G)	12,552	--
Net income (Note C)	$ 10,945	$ 530

Net income allocated to general partner (1%)	$ 109	$ 5
Net income allocated to limited partners (99%)	10,836	525

	$ 10,945	$ 530
Per limited partnership unit:
Income (loss) from continuing operations	$ 3.45	$ (0.43)
(Loss) income from discontinued operations	(17.96)	5.22
Gain on sale of discontinued operations	113.38	--
Net income	$ 98.87	$ 4.79

Distributions per limited partnership unit	$ 28.04	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	109,600	$ 1	$ 54,800	$ 54,801

Partners' deficit at
December 31, 2004	109,600	(689)	(13,533)	(14,222)

Net income for the year ended
December 31, 2005	--	5	525	530

Partners' deficit at
December 31, 2005	109,600	(684)	(13,008)	(13,692)

Net income for the year ended
December 31, 2006	--	109	10,836	10,945

Distributions to partners	--	(31)	(3,073)	(3,104)

Partners' deficit at
December 31, 2006	109,600	$ (606)	$ (5,245)	$ (5,851)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 10,945	$ 530
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	540	770
Amortization of loan costs	28	41
Casualty gain	(82)	(21)
Gain on sale of discontinued operations	(12,552)	--
Loss on early extinguishment of debt	2,293	--
Change in accounts:
Receivables and deposits	171	(176)
Other assets	359	42
Accounts payable	(82)	14
Tenant security deposit liabilities	(66)	119
Other liabilities	(141)	(22)
Due to affiliates	(198)	100
Net cash provided by operating activities	1,215	1,397
Cash flows from investing activities:
Property improvements and replacements	(1,325)	(2,056)
Net proceeds from sale of discontinued operations	16,364	--
Net withdrawals from restricted escrows	149	97
Net insurance proceeds received	82	21
Net cash provided by (used in) investing
activities	15,270	(1,938)
Cash flows from financing activities:
Repayment of mortgage notes payable	(10,304)	--
Distributions to partners	(3,104)	--
Payments on mortgage notes payable	(536)	(757)
Advances from affiliates	290	1,354
Repayment of advances from affiliates	(2,504)	--
Net cash (used in) provided by financing
activities	(16,158)	597

Net increase in cash and cash equivalents	327	56

Cash and cash equivalents at beginning of year	374	318

Cash and cash equivalents at end of year	$ 701	$ 374

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,337	$ 1,779

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 109	$ 327

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization

National Property Investors 6 (the "Partnership" or "Registrant") is a California limited partnership formed on October 15, 1982.  The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Partnership's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO. The partnership agreement provides that the Partnership is to terminate on December 31, 2022.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the accompanying statements of operations for the years ended December 31, 2006 and 2005 reflect the operations of Place du Plantier Apartments and Fairway View I Apartments as (loss) income from discontinued operations due to their sales in March 2006 (See Note G).

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

Fair Value of Financial Statements

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instrument (except for long term debt) approximates its fair value due to the short term maturity of the instrument. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt.  The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $13,485,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $690,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs

Loan costs of approximately $455,000, less accumulated amortization of approximately $125,000, are included in other assets and is amortized over the term of the related loan agreement. The total amortization expense for the years ended December 31, 2006 and 2005 was approximately $28,000 and $41,000, respectively, and is included in interest expense and (loss) income from discontinued operations. Amortization expense is expected to be approximately $23,000 for each of the years 2007 through 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and (loss) income from discontinued operations.

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

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the years ended December 31, 2006 and 2005, the Partnership capitalized interest of approximately $12,000 and $4,000, property taxes of approximately $2,000 and $1,000, and operating costs of less than $1,000 and approximately $1,000. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Advertising Costs

Advertising costs of approximately $62,000 and $129,000 for the years ended December 31, 2006 and 2005, respectively, were charged to expense as incurred and are included in operating expenses and (loss) income from discontinued operations.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Note Payable

The principle terms of mortgage note payable is as follows:

	Principal				Principal
	Balance At		Stated		Balance
	December 31,	Monthly	Interest	Maturity	Due At
	2006	Payment	Rate	Date	Maturity
	(in thousands)				(in thousands)
Property
Colony at Kenilworth
Apartments	$12,338	$ 117	7.58%	07/01/21	$ --

The mortgage note payable is a fixed rate mortgage that is nonrecourse and is secured by pledge of the Partnership's investment property and by a pledge of revenue from the respective investment property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2006 is as follows (in thousands):

2007	$ 482
2008	520
2009	560
2010	604
2011	652
Thereafter	9,520
$12,338

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2006	2005
Net income as reported	$10,945	$ 530
Add (deduct):
Depreciation differences	(241)	(159)
Prepaid rent	(64)	(32)
Casualty	(82)	(21)
Gain on sale of property	765	--
Other	(51)	(8)
Federal taxable income	$11,272	$ 310
Federal taxable income per limited
partnership unit (1)	$ 94.07	$ 6.12

(1)

For 2005, allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata share of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$ (5,851)
Land and buildings	(714)
Accumulated depreciation	607
Syndication and distribution costs	6,295
Prepaid rent	51
Other	94
Net liabilities - tax basis	$ 482

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $265,000 and $360,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses and (loss) income from discontinued operations on the statements of operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $211,000 and $315,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses, investment property, and gain on sale of discontinued operations. The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $78,000 and $106,000, respectively.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the years ended December 31, 2006 or 2005.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. No such fees were earned or paid during the years ended December 31, 2006 and 2005.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (10.25% at December 31, 2006). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner exceeded this credit limit and advanced the Partnership approximately $290,000 and $1,354,000 during the years ended December 31, 2006 and 2005, respectively, to pay outstanding accounts payable at Fairway View I and Colony at Kenilworth Apartments and capital improvements at all three properties. Interest expense for the years ended December 31, 2006 and 2005 was approximately $61,000 and $118,000, respectively.  During the year ended December 31, 2006 the Partnership repaid approximately $2,651,000 of advances and accrued interest. There were no repayments during the year ended December 31, 2005.

Upon the sale of the Partnership property, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. During the year ended December 31, 2006, these preferences were met and the Managing General Partner was entitled to and received payment of approximately $247,000 related to the sales of Place du Plantier and Fairway View I Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $135,000 and $105,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,596 limited partnership units (the "Units") in the Partnership representing 69.89% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.89% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Colony at Kenilworth
Apartments	$12,338	$1,306	$13,187	$11,841

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)
		Buildings
		And Related
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Properties	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
Colony at
Kenilworth
Apartments	$1,366	$24,968	$26,334	$20,840	1967	03/84	5-30

Reconciliation of “Investment Property and Accumulated Depreciation”:

	December 31,
	2006	2005
	(in thousands)
Investment Property
Balance at beginning of year	$ 25,373	$ 47,522
Property improvements and replacements	1,107	2,383
Disposal of assets	(146)	(3)
Assets held for sale (1)	--	(24,529)
Balance at end of year	$ 26,334	$ 25,373

Accumulated Depreciation
Balance at beginning of year	$ 20,357	$ 38,407
Additions charged to expense	540	770
Disposal of assets	(57)	(3)
Assets held for sale (1)	--	(18,817)
Balance at end of year	$ 20,840	$ 20,357

(1)

Place du Plantier Apartments and Fairway View II Apartments were previously disclosed as assets held for sale at December 31, 2005.

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2006 and 2005, is approximately $25,620,000 and $24,738,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005, is approximately $20,233,000 and $19,702,000, respectively.

Note F - Casualty Events

During March 2006, the Partnership’s remaining investment property, Colony at Kenilworth Apartments, incurred damage as a result of a fire. During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $82,000, which is the result of insurance proceeds received of approximately $82,000, as the damaged assets were fully depreciated.

In September 2003, one of the Partnership's former investment properties, Place du Plantier Apartments, incurred damage as a result of a fire. During the year ended December 31, 2004, the Partnership recognized a casualty gain of approximately $78,000, which is the result of insurance proceeds received of approximately $80,000 offset by the net book value of the assets written off. During the year ended December 31, 2005 additional insurance proceeds of approximately $21,000 were received and recognized as a casualty gain, which is included in (loss) income from discontinued operations.

Note G – Sale of Discontinued Operations

On March 31, 2006, the Partnership sold Place du Plantier Apartments to a third party, for net proceeds of approximately $9,207,000 after a deduction for immediate capital needs, a prepayment penalty and payment of closing costs.  The Partnership used approximately $5,694,000 of the net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $7,991,000 during the year ended December 31, 2006 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,277,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations for the years ended December 31, 2006 and 2005 is approximately $190,000 and $448,000, respectively, of income, including revenues of approximately $501,000 and $1,817,000, respectively.

On March 31, 2006, the Partnership sold Fairway View I Apartments to a third party, for net proceeds of approximately $7,157,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $4,610,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,561,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,016,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in (loss) income from discontinued operations. Also included in income from discontinued operations for the years ended December 31, 2006 and 2005 is approximately $115,000 and $130,000, respectively, of income, including revenues of approximately $435,000 and $1,546,000, respectively.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

National Property Investors 6 (the “Partnership” or the “Registrant”) has no directors or officers. The names and ages of, as well as the positions and offices held by, the present directors and officers of NPI Equity Investments, Inc. (“NPI Equity” or “Managing General Partner”) are set forth below.  There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

No directors or officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2006, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

	Number of Units	Percentage

AIMCO IPLP, L.P.	48,033	43.83%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	28,563	26.06%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Managing General Partner owns any Units.

Item 12.

Certain Relationships and Related Transactions and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $265,000 and $360,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses and (loss) income from discontinued operations on the statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $211,000 and $315,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses, investment property, and gain on sale of discontinued operations on the statements of operations included in “Item 7. Financial Statements”. The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $78,000 and $106,000, respectively.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the years ended December 31, 2006 or 2005.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. No such fees were earned or paid during the years ended December 31, 2006 and 2005.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (10.25% at December 31, 2006). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner exceeded this credit limit and advanced the Partnership approximately $290,000 and $1,354,000 during the years ended December 31, 2006 and 2005, respectively, to pay outstanding accounts payable at Fairway View I and Colony at Kenilworth Apartments and capital improvements at all three properties. Interest expense for the years ended December 31, 2006 and 2005 was approximately $61,000 and $118,000, respectively.  During the year ended December 31, 2006 the Partnership repaid approximately $2,651,000 of advances and accrued interest. There were no repayments during the year ended December 31, 2005.

Upon the sale of the Partnership property, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. During the year ended December 31, 2006, these preferences were met and the Managing General Partner was entitled to and received payment of approximately $247,000 related to the sales of Place du Plantier and Fairway View I Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $135,000 and $105,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,596 limited partnership units (the "Units") in the Partnership representing 69.89% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.89% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $49,000 and $43,000 for 2006 and 2005, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $18,000 and $12,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 23, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2007
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

Date:  March 23, 2007

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

Date:  March 23, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Property Investors 6 (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 23, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 23, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.