Form 10QSB
period 2007-03-31
NATIONAL PROPERTY INVESTORS 6
filed 2007-05-11
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 653
Receivables and deposits		379
Other assets		572
Investment property:
Land	$ 1,366
Buildings and related personal property	25,096
	26,462
Less accumulated depreciation	(20,987)	5,475
		$ 7,079
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 23
Tenant security deposit liabilities		287
Other liabilities		188
Mortgage note payable		12,221

Partners' Deficit
General partner	$ (604)
Limited partners (109,600 units
issued and outstanding)	(5,036)	(5,640)
		$ 7,079

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 1,020	$ 978
Other income	103	81
Casualty gain (Note C)	23	--
Total revenues	1,146	1,059

Expenses:
Operating	409	409
General and administrative	45	63
Depreciation	149	128
Interest	235	309
Property taxes	97	106
Total expenses	935	1,015

Income from continuing operations	211	44
Loss from discontinued operations (Note A)	--	(2,071)
Gain on sale of discontinued operations (Note D)	--	12,440
Net income	$ 211	$10,413

Net income allocated to general partner (1%)	$ 2	$ 104
Net income allocated to limited partners (99%)	209	10,309

	$ 211	$10,413
Per limited partnership unit:
Income from continuing operations	$ 1.91	$ 0.40
Loss from discontinued operations	--	(18.71)
Gain on sale of discontinued operations	--	112.37
	$ 1.91	$ 94.06

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	109,600	$ 1	$ 54,800	$ 54,801

Partners' deficit at
December 31, 2006	109,600	$ (606)	$ (5,245)	$ (5,851)

Net income for the three months
ended March 31, 2007	--	2	209	211

Partners' deficit at
March 31, 2007	109,600	$ (604)	$ (5,036)	$ (5,640)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 211	$10,413
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	149	128
Casualty gain	(23)	--
Amortization of loan costs	6	11
Gain on sale of discontinued operations	--	(12,440)
Loss on early extinguishment of debt	--	2,293
Change in accounts:
Receivables and deposits	(46)	43
Other assets	18	124
Accounts payable	(5)	41
Tenant security deposit liabilities	38	(89)
Other liabilities	(63)	(57)
Due to affiliates	--	309
Net cash provided by operating activities	285	776

Cash flows from investing activities:
Property improvements and replacements	(239)	(522)
Net proceeds from sale of discontinued operations	--	16,364
Insurance proceeds received	23	--
Net cash (used in) provided by investing activities	(216)	15,842

Cash flows from financing activities:
Payments on mortgage notes payable	(117)	(198)
Repayment of mortgage notes payable	--	(10,304)
Advances from affiliates	--	290
Repayment of advances from affiliates	--	(198)
Net cash used in financing activities	(117)	(10,410)

Net (decrease) increase in cash and cash equivalents	(48)	6,208
Cash and cash equivalents at beginning of the period	701	374

Cash and cash equivalents at end of the period	$ 653	$ 6,582

Supplemental disclosure of cash information:
Cash paid for interest, net of capitalized interest	$ 231	$ 531
Restricted escrow transferred to receivables and deposits
for sold property	$ --	$ 149

At December 31, 2006 and 2005 accounts payable included approximately $109,000 and $327,000, respectively, for property improvements and replacements, which are included in property improvements and replacements for the three months ended March 31, 2007 and 2006.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying statement of operations for the three months ended March 31, 2006 reflects the operations of Place du Plantier Apartments and Fairway View I Apartments as loss from discontinued operations due to their sale on March 31, 2006 (see Note D).

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $54,000 and $102,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $56,000 and $69,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses, gain on sale of discontinued operations and investment property.  The portion of these reimbursements included in gain on sale of discontinued operations and investment property for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $27,000 and $18,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the three months ended March 31, 2007 or 2006.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the three months ended March 31, 2007 or 2006.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and will bear interest at the prime rate plus 2% per annum (10.25% at March 31, 2007). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the three months ended March 31, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $290,000 to pay outstanding accounts payable at Fairway View I and Colony at Kenilworth Apartments and capital improvements at all three properties. There were no such advances during the three months ended March 31, 2007.  Interest expense for the three months ended March 31, 2006 was approximately $59,000.  During 2006, the Partnership repaid approximately $2,651,000 of advances and accrued interest.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. During the three months ended March 31, 2006, these preferences were met and the Managing General Partner was entitled to approximately $247,000 related to the sales of Place du Plantier and Fairway View I Apartments which was paid in the second quarter of 2006.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $83,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $135,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Casualty Event

During March 2006, the Partnership’s investment property, Colony at Kenilworth Apartments, incurred damage as a result of a fire. During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $82,000, which was the result of insurance proceeds received of approximately $82,000, as the damaged assets were fully depreciated.  During the three months ended March 31, 2007, the Partnership recognized an additional casualty gain related to this event of approximately $23,000, which is the result of additional insurance proceeds received of approximately $23,000.

Note D – Sale of Discontinued Operations

On March 31, 2006, the Partnership sold Place du Plantier Apartments to a third party, for net proceeds of approximately $9,207,000 after a deduction for immediate capital needs, a prepayment penalty and payment of closing costs.  The Partnership used approximately $5,694,000 of the net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $7,926,000 during the three months ended March 31, 2006 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,277,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the three months ended March 31, 2006 is approximately $150,000 of income, including revenues of approximately $501,000.

On March 31, 2006, the Partnership sold Fairway View I Apartments to a third party, for net proceeds of approximately $7,157,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $4,610,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,514,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,016,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the three months ended March 31, 2006 is approximately $72,000 of income, including revenues of approximately $435,000.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues. The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Colony at Kenilworth Apartments	96%	98%
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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2007 and 2006 was approximately $211,000 and $10,413,000, respectively.  The decrease in net income is primarily due to the recognition of a gain on sale of discontinued operations in 2006.

On March 31, 2006, the Partnership sold Place du Plantier Apartments to a third party, for net proceeds of approximately $9,207,000 after a deduction for immediate capital needs, a prepayment penalty and payment of closing costs.  The Partnership used approximately $5,694,000 of the net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $7,926,000 during the three months ended March 31, 2006 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,277,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the three months ended March 31, 2006 is approximately $150,000 of income, including revenues of approximately $501,000.

On March 31, 2006, the Partnership sold Fairway View I Apartments to a third party, for net proceeds of approximately $7,157,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $4,610,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,514,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,016,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the three months ended March 31, 2006 is approximately $72,000 of income, including revenues of approximately $435,000.

Excluding the discontinued operations and the gain on sale of discontinued operations, the Partnership realized income from continuing operations of approximately $211,000 and $44,000 for the three months ended March 31, 2007 and 2006, respectively.  The increase in income from continuing operations is due to an increase in total revenues and a decrease in total expenses.  The increase in total revenues is due to increases in rental and other income and the recognition of a casualty gain in 2007.  Rental income increased due to an increase in the average rental rate partially offset by a decrease in occupancy at Colony at Kenilworth Apartments.  Other income increased due to increases in lease cancellation fees and application fees at Colony at Kenilworth Apartments and due to an increase in interest income due to higher cash balances maintained in interest bearing accounts.

During March 2006, the Partnership’s investment property, Colony at Kenilworth Apartments, incurred damage as a result of a fire. During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $82,000, which is the result of insurance proceeds received of approximately $82,000, as the damaged assets were fully depreciated.  During the three months ended March 31, 2007, the Partnership recognized an additional casualty gain related to this event of approximately $23,000, which is the result of additional insurance proceeds received of approximately $23,000.

Total expenses decreased due to decreases in interest, property tax and general and administrative expenses partially offset by an increase in depreciation expense.  Operating expenses remained comparable for both periods.  Interest expense decreased due to a decrease in mortgage interest at Colony at Kenilworth Apartments as a result of scheduled principal payments that reduced the carrying amount of the mortgage and a decrease in interest on advances from an affiliate of the Managing General Partner due to the repayment of the advances in 2006.  Property taxes decreased due to a decrease in the assessed value of Colony at Kenilworth Apartments.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at Colony at Kenilworth Apartments.

General and administrative expenses decreased for the three months ended March 31, 2007 primarily due to a decrease in management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $653,000 compared to approximately $6,582,000 at March 31, 2006.  Cash and cash equivalents decreased approximately $48,000 from December 31, 2006 due to approximately $216,000 and $117,000 of cash used in investing and financing activities, respectively, partially offset by approximately $285,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received.  Cash used in financing activities consisted of principal payments on the mortgage encumbering the Partnership’s investment property.  The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and will bear interest at the prime rate plus 2% per annum (10.25% at March 31, 2007). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the three months ended March 31, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $290,000 to pay outstanding accounts payable at Fairway View I and Colony at Kenilworth Apartments and capital improvements at all three properties. There were no such advances during the three months ended March 31, 2007.  Interest expense for the three months ended March 31, 2006 was approximately $59,000.  During 2006, the Partnership repaid approximately $2,651,000 of advances and accrued interest.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  Capital improvements planned for the Partnership’s property are detailed below.

Colony at Kenilworth Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $130,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of exterior doors, fire safety equipment, golf carts, and appliance, roof, and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $12,221,000 is being amortized over 240 months and is scheduled to be fully amortized at maturity in 2021.

There were no distributions during the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2007.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,596 limited partnership units (the "Units") in the Partnership representing 69.89% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.89% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 10, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 10, 2007	By: /s/Stephen B. Waters
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

Date:  May 10, 2007

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

Date:  May 10, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 6 (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 10, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 10, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.