Form 10QSB
period 2007-06-30
NATIONAL PROPERTY INVESTORS 6
filed 2007-08-14
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 710
Receivables and deposits		617
Other assets		457
Investment property:
Land	$ 1,366
Buildings and related personal property	25,208
	26,574
Less accumulated depreciation	(21,138)	5,436
		$ 7,220
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 46
Tenant security deposit liabilities		345
Other liabilities		198
Mortgage note payable		12,102

Partners' Deficit
General partner	$ (602)
Limited partners (109,600 units
issued and outstanding)	(4,869)	(5,471)
		$ 7,220

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 1,061	$ 993	$ 2,081	$ 1,971
Other income	96	127	199	208
Total revenues	1,157	1,120	2,280	2,179

Expenses:
Operating	449	510	858	919
General and administrative	52	92	97	155
Depreciation	151	128	300	256
Property taxes	98	95	195	201
Interest	238	246	473	555
Total expenses	988	1,071	1,923	2,086

Income before discontinued operations and
casualty gain	169	49	357	93
Casualty gain (Note C)	--	--	23	--
Income (loss) from discontinued operations
(Note A)	--	72	--	(1,999)
Gain on sale of discontinued operations
(Note D)	--	112	--	12,552
Net income	$ 169	$ 233	$ 380	$10,646

Net income allocated to general partner (1%)	$ 2	$ 2	$ 4	$ 106
Net income allocated to limited partners (99%)	167	231	376	10,540

	$ 169	$ 233	$ 380	$10,646
Per limited partnership unit:
Income from continuing operations	$ 1.52	$ 0.45	$ 3.43	$ 0.85
Income (loss) from discontinued operations	--	0.65	--	(18.06)
Gain on sale of discontinued operations	--	1.01	--	113.38
	$ 1.52	$ 2.11	$ 3.43	$ 96.17
Distributions per limited partnership
unit	$ --	$ 19.91	$ --	$ 19.91

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	109,600	$ 1	$ 54,800	$ 54,801

Partners' deficit at
December 31, 2006	109,600	$ (606)	$ (5,245)	$ (5,851)

Net income for the six months
ended June 30, 2007	--	4	376	380

Partners' deficit at
June 30, 2007	109,600	$ (602)	$ (4,869)	$ (5,471)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 380	$10,646
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	300	256
Casualty gain	(23)	--
Amortization of loan costs	11	16
Gain on sale of discontinued operations	--	(12,552)
Loss on early extinguishment of debt	--	2,293
Change in accounts:
Receivables and deposits	(284)	113
Other assets	128	490
Accounts payable	3	(97)
Tenant security deposit liabilities	96	(37)
Other liabilities	(53)	(91)
Due to affiliates	--	(198)
Net cash provided by operating activities	558	839

Cash flows from investing activities:
Property improvements and replacements	(336)	(746)
Net proceeds from sale of discontinued operations	--	16,364
Insurance proceeds received	23	--
Net withdrawals from restricted escrows	--	149
Net cash (used in) provided by investing activities	(313)	15,767

Cash flows from financing activities:
Payments on mortgage notes payable	(236)	(308)
Repayment of mortgage notes payable	--	(10,304)
Advances from affiliates	--	290
Repayment of advances from affiliate	--	(2,504)
Distributions to partners	--	(2,204)
Net cash used in financing activities	(236)	(15,030)

Net increase in cash and cash equivalents	9	1,576
Cash and cash equivalents at beginning of the period	701	374

Cash and cash equivalents at end of the period	$ 710	$ 1,950

Supplemental disclosure of cash information:
Cash paid for interest	$ 463	$ 871
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 15	$ 9

At December 31, 2006 and 2005 accounts payable included approximately $109,000 and $327,000, respectively, for property improvements and replacements, which are included in property improvements and replacements for the six months ended June 30, 2007 and 2006.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying statements of operations for the three and six months ended June 30, 2006 reflect the operations of Place du Plantier Apartments and Fairway View I Apartments as loss from discontinued operations due to their sales on March 31, 2006 (see Note D).

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $108,000 and $156,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $89,000 and $123,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses, gain on sale of discontinued operations and investment property.  The portion of these reimbursements included in gain on sale of discontinued operations and investment property for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $30,000 and $31,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the six months ended June 30, 2007 or 2006.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the six months ended June 30, 2007 or 2006.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and will bear interest at the prime rate plus 2% per annum (10.25% at June 30, 2007). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the six months ended June 30, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $290,000 to pay outstanding accounts payable at Fairway View I and Colony at Kenilworth Apartments and capital improvements at all three properties. There were no such advances during the six months ended June 30, 2007.  Interest expense for the six months ended June 30, 2006 was approximately $61,000.  During the six months ended June 30, 2006, the Partnership repaid approximately $2,651,000 of advances and accrued interest.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $100,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $135,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Casualty Event

During March 2006, the Partnership’s investment property, Colony at Kenilworth Apartments, incurred damage as a result of a fire. During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $82,000, which was the result of insurance proceeds received of approximately $82,000, as the damaged assets were fully depreciated.  During the six months ended June 30, 2007, the Partnership recognized an additional casualty gain related to this event of approximately $23,000, which is the result of additional insurance proceeds received of approximately $23,000.

Note D – Sale of Discontinued Operations

On March 31, 2006, the Partnership sold Place du Plantier Apartments to a third party, for net proceeds of approximately $9,207,000 after a deduction for immediate capital needs, a prepayment penalty and payment of closing costs.  The Partnership used approximately $5,694,000 of the net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $7,991,000 during the six months ended June 30, 2006 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,277,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the six months ended June 30, 2006 is approximately $184,000 of income, including revenues of approximately $501,000 for the six month period.  During the three months ended June 30, 2006 certain operating accruals of approximately $34,000 established during the three months ended March 31, 2006 were reversed due to actual costs being less than anticipated.

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

On March 31, 2006, the Partnership sold Fairway View I Apartments to a third party, for net proceeds of approximately $7,157,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $4,610,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,561,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,016,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the six months ended June 30, 2006 is approximately $110,000 of income, including revenues of approximately $435,000 for the six month period. During the three months ended June 30, 2006 certain operating accruals of approximately $38,000 established during the three months ended March 31, 2006 were reversed due to actual costs being less than anticipated.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court ranted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings. The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Colony at Kenilworth Apartments	97%	98%
Towson, Maryland

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of the investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2007 was approximately $169,000 and $380,000, respectively, compared to income of approximately $233,000 and $10,646,000 for the corresponding periods in 2006.  The decrease in net income for both periods is primarily due to the recognition of a gain on sale of discontinued operations in 2006.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and six months ended June 30, 2006 reflect the operations of Place du Plantier and Fairway View I Apartments as loss from discontinued operations due to their sales on March 31, 2006.

On March 31, 2006, the Partnership sold Place du Plantier Apartments to a third party, for net proceeds of approximately $9,207,000 after a deduction for immediate capital needs, a prepayment penalty and payment of closing costs.  The Partnership used approximately $5,694,000 of the net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $7,991,000 during the six months ended June 30, 2006 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,277,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the six months ended June 30, 2006 is approximately $184,000 of income, including revenues of approximately $501,000 for the six month period.  During the three months ended June 30, 2006 certain operating accruals of approximately $34,000 established during the three months ended March 31, 2006 were reversed due to actual costs being less than anticipated.

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

On March 31, 2006, the Partnership sold Fairway View I Apartments to a third party, for net proceeds of approximately $7,157,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $4,610,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,561,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,016,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the six months ended June 30, 2006 is approximately $110,000 of income, including revenues of approximately $435,000 for the six month period. During the three months ended June 30, 2006 certain operating accruals of approximately $38,000 established during the three months ended March 31, 2006 were reversed due to actual costs being less than anticipated.

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

Excluding the discontinued operations and the gain on sale of discontinued operations, the Partnership realized income from continuing operations of approximately $169,000 and $380,000 for the three and six months ended June 30, 2007, respectively, compared to income of approximately $49,000 and $93,000 for the corresponding periods in 2006.   The increase in income from continuing operations for both periods is due to an increase in total revenues and a decrease in total expenses. Also contributing to the increase in income from continuing operations for the six months ended June 30, 2007 is the recognition of a casualty gain during 2007. The increase in total revenues for the three-month period is due to an increase in rental income partially offset by a decrease in other income.  The increase in total revenues for the six-month period is due to an increase in rental income and the recognition of a casualty gain in 2007 partially offset by a decrease in other income.  Rental income increased due to an increase in the average rental rate partially offset by a decrease in occupancy at Colony at Kenilworth Apartments and an increase in bad debt.  Other income decreased for both periods due to a decrease in interest income due to lower average cash balances maintained in interest bearing accounts.

Total expenses decreased for the three and six months ended June 30, 2007 due to decreases in operating, interest and general and administrative expenses partially offset by an increase in depreciation expense.  Property tax expense remained comparable for both periods.  Operating expenses decreased due to the recording of a liability during the three and six months ended June 30, 2006 relating to the forfeiture of unclaimed property pursuant to applicable state and local laws, and decreases in window repair and interior building improvements at the Partnership’s investment property.  Interest expense decreased due to a decrease in mortgage interest at Colony at Kenilworth Apartments as a result of scheduled principal payments that reduced the carrying amount of the mortgage and a decrease in interest on advances from an affiliate of the Managing General Partner due to the repayment of the advances in 2006.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at Colony at Kenilworth Apartments.

General and administrative expenses decreased for the three and six months ended June 30, 2007 primarily due to a decrease in management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement as a result of the property sales discussed above. Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During March 2006, the Partnership’s investment property, Colony at Kenilworth Apartments, incurred damage as a result of a fire. During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $82,000, which was the result of insurance proceeds received of approximately $82,000, as the damaged assets were fully depreciated.  During the six months ended June 30, 2007, the Partnership recognized an additional casualty gain related to this event of approximately $23,000, which is the result of additional insurance proceeds received of approximately $23,000.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $710,000 compared to approximately $1,950,000 at June 30, 2006.  Cash and cash equivalents increased approximately $9,000 from December 31, 2006 due to approximately $558,000 of cash provided by operating activities, partially offset by approximately $313,000 and $236,000 of cash used in investing and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received.  Cash used in financing activities consisted of principal payments on the mortgage encumbering the Partnership’s investment property.  The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and will bear interest at the prime rate plus 2% per annum (10.25% at June 30, 2007). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the six months ended June 30, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $290,000 to pay outstanding accounts payable at Fairway View I and Colony at Kenilworth Apartments and capital improvements at all three properties. There were no such advances during the six months ended June 30, 2007.  Interest expense for the six months ended June 30, 2006 was approximately $61,000.  During the six months ended June 30, 2006, the Partnership repaid approximately $2,651,000 of advances and accrued interest.

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

Colony at Kenilworth Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $242,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of recreational facility upgrades, roof replacements, swimming pool upgrades, exterior doors, fire safety equipment, golf carts, and appliance, roof, and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $12,102,000 is being amortized over 240 months and is scheduled to be fully amortized at maturity in 2021.

There were no distributions during the six months ended June 30, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2007.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,606 limited partnership units (the "Units") in the Partnership representing 69.90% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.90% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings. The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 6 (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.