Form 10QSB
period 2007-09-30
NATIONAL PROPERTY INVESTORS 6
filed 2007-11-09
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 510
Receivables and deposits		390
Other assets		871
Investment property:
Land	$ 1,366
Buildings and related personal property	25,495
	26,861
Less accumulated depreciation	(21,296)	5,565
		$ 7,336
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 30
Tenant security deposit liabilities		289
Other liabilities		264
Mortgage notes payable (Note E)		25,080

Partners' Deficit
General partner	$ (730)
Limited partners (109,600 units
issued and outstanding)	(17,597)	(18,327)
		$ 7,336

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 1,081	$ 1,001	$ 3,162	$ 2,972
Other income	115	111	314	319
Total revenues	1,196	1,112	3,476	3,291

Expenses:
Operating	524	539	1,382	1,458
General and administrative	37	48	134	203
Depreciation	158	137	458	393
Interest	301	241	774	796
Property taxes	97	103	292	304
Total expenses	1,117	1,068	3,040	3,154

Income before discontinued operations and
casualty gain	79	44	436	137
Casualty gain (Note C)	--	82	23	82
Income (loss) from discontinued operations
(Note A)	--	11	--	(1,988)
Gain from sale of discontinued operations
(Note D)	--	--	--	12,552
Net income	$ 79	$ 137	$ 459	$10,783
Net income allocated to general
partner (1%)	$ 1	$ 1	$ 5	$ 108
Net income allocated to limited
partners (99%)	78	136	454	10,675

Net income	$ 79	$ 137	$ 459	$10,783

Per limited partnership unit:
Income from continuing operations	$ 0.71	$ 1.14	$ 4.14	$ 1.98
Income (loss) from discontinued operations	--	0.10	--	(17.96)
Gain from sale of discontinued operations	--	--	--	113.38
Net income	$ 0.71	$ 1.24	$ 4.14	$ 97.40

Distributions per limited partnership
unit	$116.84	$ 8.13	$116.84	$ 28.04

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	109,600	$ 1	$ 54,800	$ 54,801

Partners' deficit at
December 31, 2006	109,600	$ (606)	$ (5,245)	$ (5,851)

Distribution to partners	--	(129)	(12,806)	(12,935)

Net income for the nine months
ended September 30, 2007	--	5	454	459

Partners' deficit at
September 30, 2007	109,600	$ (730)	$(17,597)	$(18,327)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 459	$ 10,783
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	458	393
Casualty gain	(23)	(82)
Amortization of loan costs	18	22
Gain from sale of discontinued operations	--	(12,552)
Loss on early extinguishment of debt	--	2,293
Change in accounts:
Receivables and deposits	(57)	165
Other assets	(115)	245
Accounts payable	(5)	(42)
Tenant security deposit liabilities	40	(65)
Due to affiliates	--	(198)
Other liabilities	13	(115)
Net cash provided by operating activities	788	847
Cash flows from investing activities:
Property improvements and replacements	(631)	(1,120)
Net proceeds from sale of discontinued operations	--	16,364
Insurance proceeds received	23	82
Net withdrawals from restricted escrows	--	149
Net cash (used in) provided by investing activities	(608)	15,475
Cash flows from financing activities:
Distributions to partners	(12,935)	(3,104)
Repayment of mortgage notes payable	--	(10,304)
Payments on mortgage notes payable	(358)	(421)
Loan costs paid	(178)	--
Proceeds from mortgage note payable	13,100	--
Advances from affiliate	--	290
Repayment of advances from affiliate	--	(2,504)
Net cash used in financing activities	(371)	(16,043)
Net (decrease) increase in cash and cash equivalents	(191)	279
Cash and cash equivalents at beginning of period	701	374
Cash and cash equivalents at end of period	$ 510	$ 653
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 693	$ 1,105
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 7	$ 40

At December 31, 2006 and 2005 accounts payable included approximately $109,000 and $327,000 of property improvements and replacements, which are included in property improvements and replacements for the nine months ended September 30, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and nine months ended September 30, 2006 reflect the operations of Place du Plantier Apartments and Fairway View I Apartments as income (loss) from discontinued operations due to their sales on March 31, 2006 (see “Note D”).

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $169,000 and $210,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $143,000 and $172,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses, gain from sale of discontinued operations and investment property.  The portion of these reimbursements included in gain from sale of discontinued operations and investment property for each of the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $59,000.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the nine months ended September 30, 2007 or 2006.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the nine months ended September 30, 2007 or 2006.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and will bear interest at the prime rate plus 2% per annum (9.75% at September 30, 2007). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $290,000 to pay outstanding accounts payable at Fairway View I Apartments and Colony at Kenilworth Apartments and capital improvements at all three properties. There were no such advances during the nine months ended September 30, 2007.  Interest expense for the nine months ended September 30, 2006 was approximately $61,000.  During the nine months ended September 30, 2006, the Partnership repaid approximately $2,651,000 of advances and accrued interest. There are no amounts due to affiliates of the Managing General Partner under the Partnership Revolver at September 30, 2007.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. During the nine months ended September 30, 2006, these preferences were met and the Managing General Partner was entitled to and received payment of approximately $247,000 related to the sales of Place du Plantier Apartments and Fairway View I Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $102,000 for insurance coverage and fees associated with policy claims administration.  The Partnership was charged by AIMCO and its affiliates approximately $135,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Casualty Event

During March 2006, the Partnership’s investment property, Colony at Kenilworth Apartments, incurred damage as a result of a fire. During the three and nine months ended September 30, 2006, the Partnership recognized a casualty gain of approximately $82,000, which was the result of insurance proceeds received of approximately $82,000, as the damaged assets were fully depreciated.  During the nine months ended September 30, 2007, the Partnership recognized an additional casualty gain related to this event of approximately $23,000, which is the result of additional insurance proceeds received of approximately $23,000.

Note D – Sale of Discontinued Operations

On March 31, 2006, the Partnership sold Place du Plantier Apartments to a third party, for net proceeds of approximately $9,207,000 after a deduction for immediate capital needs, a prepayment penalty and payment of closing costs.  The Partnership used approximately $5,694,000 of net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $7,991,000 during the nine months ended September 30, 2006 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,277,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in income (loss) from discontinued operations. Also included in income (loss) from discontinued operations for the three and nine months ended September 30, 2006 is approximately $5,000 and $189,000, respectively, of income, including revenues of approximately $501,000 for the nine months ended September 30, 2006.  During the three months ended September 30, 2006, certain operating accruals of approximately $5,000 established during the three months ended March 31, 2006 were reversed due to actual costs being less than anticipated.

On March 31, 2006, the Partnership sold Fairway View I Apartments to a third party, for net proceeds of approximately $7,157,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $4,610,000 of net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,561,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,016,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in income (loss) from discontinued operations. Also included in income (loss) from discontinued operations for the three and nine months ended September 30, 2006 is approximately $6,000 and $116,000, respectively, of income, including revenues of approximately $435,000 for the nine months ended September 30, 2006.  During the three months ended September 30, 2006, certain operating accruals of approximately $6,000 established during the three months ended March 31, 2006 were reversed due to actual costs being less than anticipated.

Note E – Additional Financing

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $13,100,000 on its investment property, Colony at Kenilworth Apartments.  The second mortgage bears interest at 5.93% per annum, requires monthly payments of principal and interest of approximately $78,000 beginning on October 1, 2007 through the July 1, 2019 maturity date.   The second mortgage has a balloon payment of approximately $10,415,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.  Total capitalized loan costs associated with the second mortgage were approximately $178,000 and are included in other assets.

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Colony at Kenilworth Apartments. The modification of terms consisted of a fixed interest rate of 7.58%, monthly payments of principal and interest of approximately $84,000, commencing October 1, 2007 through its maturity of July 1, 2021, with a balloon payment of approximately $9,451,000 due at maturity. The previous terms consisted of monthly payments of principal and interest of approximately $117,000 with a fixed interest rate of 7.58% through its maturity of July 1, 2021, at which time the loan was scheduled to be fully amortized.

Note F – Contingencies

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Colony at Kenilworth Apartments	97%	97%
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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2007 was approximately $79,000 and $459,000, respectively, compared to net income of approximately $137,000 and $10,783,000 for the corresponding periods in 2006.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statements of operations for the three and nine months ended September 30, 2006 reflect the operations of Place du Plantier Apartments and Fairway View I Apartments as income (loss) from discontinued operations due to their sales on March 31, 2006.

On March 31, 2006, the Partnership sold Place du Plantier Apartments to a third party, for net proceeds of approximately $9,207,000 after a deduction for immediate capital needs, a prepayment penalty and payment of closing costs.  The Partnership used approximately $5,694,000 of net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $7,991,000 during the nine months ended September 30, 2006 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,277,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in income (loss) from discontinued operations. Also included in income (loss) from discontinued operations for the three and nine months ended September 30, 2006 is approximately $5,000 and $189,000, respectively, of income, including revenues of approximately $501,000 for the nine months ended September 30, 2006.  During the three months ended September 30, 2006, certain operating accruals of approximately $5,000 established during the three months ended March 31, 2006 were reversed due to actual costs being less than anticipated.

On March 31, 2006, the Partnership sold Fairway View I Apartments to a third party, for net proceeds of approximately $7,157,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $4,610,000 of net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,561,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,016,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in income (loss) from discontinued operations. Also included in income (loss) from discontinued operations for the three and nine months ended September 30, 2006 is approximately $6,000 and $116,000, respectively, of income, including revenues of approximately $435,000 for the nine months ended September 30, 2006.  During the three months ended September 30, 2006, certain operating accruals of approximately $6,000 established during the three months ended March 31, 2006 were reversed due to actual costs being less than anticipated.

During March 2006, the Partnership’s investment property, Colony at Kenilworth Apartments, incurred damage as a result of a fire. During the three and nine months ended September 30, 2006, the Partnership recognized a casualty gain of approximately $82,000, which was the result of insurance proceeds received of approximately $82,000, as the damaged assets were fully depreciated.  During the nine months ended September 30, 2007, the Partnership recognized an additional casualty gain related to this event of approximately $23,000, which is the result of additional insurance proceeds received of approximately $23,000.

The Partnership realized income before discontinued operations and casualty gain of approximately $79,000 and $436,000 for the three and nine months ended September 30, 2007, respectively, compared to income before discontinued operations and casualty gain of approximately $44,000 and $137,000 for the corresponding periods in 2006.  The increase in income before discontinued operations and casualty gain for the three months ended September 30, 2007 is due to an increase in total revenues, partially offset by an increase in total expenses.   The increase in income before discontinued operations and casualty gain for the nine months ended September 30, 2007 is due to an increase in total revenues and a decrease in total expenses.  Total revenues increased for both periods due to an increase in rental income.  Rental income increased due to an increase in the average rental rate at the Partnership’s investment property.  Other income remained relatively constant for the comparable periods.

Total expenses increased for the three months ended September 30, 2007 due to increases in both interest and depreciation expenses, partially offset by decreases in operating and general and administrative expenses.  Total expenses decreased for the nine months ended September 30, 2007 due to decreases in operating, interest and general and administrative expenses, partially offset by an increase in depreciation expense. Property tax expense remained relatively constant for the comparable periods. Operating expenses decreased for both periods due to decreases in contract services and repairs and maintenance expense at the Partnership’s investment property.  Also contributing to the decrease in operating expenses for the nine months ended September 30, 2007 was the recording of a liability during the nine months ended September 30, 2006 relating to the forfeiture of unclaimed property pursuant to applicable state and local laws.  Interest expense increased for the three months ended September 30, 2007 due to the second mortgage obtained on the Partnership’s investment property resulting in a higher average debt balance (as discussed in “Liquidity and Capital Resources”). The decrease in interest expense for the nine months ended September 30, 2007 is primarily due to a decrease in interest on advances from an affiliate of the Managing General Partner due to the repayment of the advances in 2006, partially offset by an increase in interest expense related to the second mortgage obtained on Colony at Kenilworth Apartments in August 2007.  Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months at Colony at Kenilworth Apartments.

General and administrative expenses decreased for the three months ended September 30, 2007 primarily due to a decrease in professional expenses associated with the administration of the Partnership. The decrease in general and administrative expenses for the nine months ended September 30, 2007 is primarily due to a decrease in management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement as a result of the property sales discussed above. Also included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $510,000, compared to approximately $653,000 at September 30, 2006.  Cash and cash equivalents decreased approximately $191,000, from December 31, 2006, due to approximately $608,000 and $371,000 of cash used in investing and financing activities, respectively, partially offset by approximately $788,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.  Cash used in financing activities consisted of distributions to partners, principal payments on the first mortgage encumbering the Partnership’s investment property and loan costs paid, partially offset by proceeds from the second mortgage obtained on the Partnership’s investment property.  The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and will bear interest at the prime rate plus 2% per annum (9.75% at September 30, 2007). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $290,000 to pay outstanding accounts payable at Fairway View I Apartments and Colony at Kenilworth Apartments and capital improvements at all three properties. There were no such advances during the nine months ended September 30, 2007. Interest expense for the nine months ended September 30, 2006 was approximately $61,000.  During the nine months ended September 30, 2006, the Partnership repaid approximately $2,651,000 of advances and accrued interest. There are no amounts due to affiliates of the Managing General Partner under the Partnership Revolver at September 30, 2007.

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

During the nine months ended September 30, 2007, the Partnership completed approximately $529,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of structural upgrades, major landscaping, interior improvements, fire safety equipment, heating and air conditioning upgrades, and appliance, roof, and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $13,100,000 on its investment property, Colony at Kenilworth Apartments.  The second mortgage bears interest at 5.93% per annum, requires monthly payments of principal and interest of approximately $78,000 beginning on October 1, 2007 through the July 1, 2019 maturity date.   The second mortgage has a balloon payment of approximately $10,415,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.  Total capitalized loan costs associated with the second mortgage were approximately $178,000 and are included in other assets.

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Colony at Kenilworth Apartments. The modification of terms consisted of a fixed interest rate of 7.58%, monthly payments of principal and interest of approximately $84,000, commencing October 1, 2007 through its maturity of July 1, 2021, with a balloon payment of approximately $9,451,000 due at maturity. The previous terms consisted of monthly payments of principal and interest of approximately $117,000 with a fixed interest rate of 7.58% through its maturity of July 1, 2021, at which time the loan was scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 31, 2007 and 2006 (in thousands, except per unit data):

		Per Limited		Per Limited
	Nine months Ended	Partnership	Nine months Ended	Partnership
	September 30, 2007	Unit	September 30, 2006	Unit

Sale proceeds (1)	$ 2,896	$ 26.16	$3,104	$28.04
Additional financing (2)	10,039	90.68	--	--
	$12,935	$116.84	$3,104	$28.04

(1)

From sales proceeds from Place du Plantier Apartments and Fairway View I Apartments.

(2)

Proceeds from the August 2006 second mortgage obtained on Colony at Kenilworth Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,622 limited partnership units (the "Units") in the Partnership representing 69.91% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.91% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 9, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 9, 2007	By: /s/Stephen B. Waters
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

10.36

Form of Multifamily Note dated August 31, 2007 between National Property Investors 6, a California limited partnership, and Capmark Bank, a Utah industrial bank. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated August 31, 2007.)

10.37

Form of Amended and Restated Multifamily Note dated August 31, 2007 between National Property Investors 6, a California limited partnership, and Federal Home Loan Mortgage Corporation. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated August 31, 2007.)

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