Form 10KSB/A
period 2006-12-31
NATIONAL PROPERTY INVESTORS 6
filed 2008-02-22
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB/A No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Explanatory Note

National Property Investors 6 (the “Partnership” or “Registrant”) is filing this Amendment on Form 10-KSB (the “Amendment”) for the sole purpose of amending the Partnership’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “Original Filing”) to include the date on which the Report of Independent Registered Public Accounting Firm was signed and to include the certifications of the Chief Executive Officer and Chief Financial Officer as exhibits to the Form 10-KSB rather than as part of the text of the Form 10-KSB.

The information contained in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing.  Therefore, you should read this Amendment together with the other documents that the Partnership has filed with the United States Securities and Exchange Commission (the “SEC”) subsequent to the filing of the Original Filing.  Information in such reports and documents updates and supercedes certain information contained in this Amendment.

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

March 22, 2007

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

Date: February 22, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: February 22, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: February 22, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: February 22, 2008
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