Form 10KSB
period 2007-12-31
NATIONAL PROPERTY INVESTORS 6
filed 2008-03-27
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $4,714,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of property presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership has no full time employees.  Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the years ended December 31, 2007 and 2006.

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to pay distributions.

The Partnership’s ability to make distributions to its investors depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Moisture infiltration and resulting mold remediation may be costly.

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

Item 2.

Description of Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Colony at Kenilworth Apartments	03/15/84	Fee ownership, subject to	Apartment
Towson, Maryland		first and second	383 units
mortgages

On March 31, 2006, the Partnership sold Place du Plantier Apartments to a third party for net proceeds of approximately $9,207,000 after a deduction for immediate capital needs, a prepayment penalty and payment of closing costs.  The Partnership used approximately $5,694,000 of the net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $7,991,000 during the year ended December 31, 2006 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,277,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.

On March 31, 2006, the Partnership sold Fairway View I Apartments to a third party for net proceeds of approximately $7,157,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $4,610,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,561,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,016,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.

Schedule of Property

Set forth below for the Partnership's investment property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Colony at Kenilworth
Apartments	$27,458	$21,471	5-30 yrs	S/L	$ 5,779

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

	Principal				Principal
	Balance At	Fixed			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)

Colony at Kenilworth
Apartments
1st mortgage	$11,954	7.58%	30 yrs	07/01/21	$ 9,451
2nd mortgage	13,060	5.93%	30 yrs	07/01/19	10,415
	$25,014				$19,866

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

(1)

See “Note B - Mortgage Notes Payable” to the financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for the property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2007	2006	2007	2006

Colony at Kenilworth Apartments	$11,555	$10,786	97%	97%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership’s property is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less.  No tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for an asset of this type and age.

Real Estate Taxes and Rate

Real estate taxes and rate in 2007 for the property were as follows:

	2007	2007
	Billing	Rate
	(in thousands)

Colony at Kenilworth Apartments (1)	$371	1.72%

(1)

Property’s tax year is not calendar year basis.

Capital Improvements

During the year ended December 31, 2007, the Partnership completed approximately $1,126,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of structural upgrades, exterior improvements, major landscaping, patio, porch and balcony upgrades, interior improvements, fire safety upgrades, heating and air conditioning upgrades, and appliance, roof, and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2007.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 109,600 Limited Partnership Units (the “Units”) aggregating $54,800,000. As of December 31, 2007, the Partnership had 109,600 Units outstanding held by 1,921 limited partners of record. Affiliates of the Managing General Partner owned 76,622 Units or 69.91% at December 31, 2007.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2007	Unit	December 31, 2006	Unit

Sale proceeds (1)	$ 2,896	$ 26.16	$3,104	$28.04
Additional financing (2)	10,039	90.68	--	--
	$12,935	$116.84	$3,104	$28.04

(1)

From sales proceeds from Place du Plantier Apartments and Fairway View I Apartments.

(2)

Proceeds from the August 2007 second mortgage obtained on Colony at Kenilworth Apartments.

Subsequent to December 31, 2007, the Partnership paid a distribution of approximately $250,000 ($2.25 per limited partnership unit) from proceeds from the second mortgage obtained on Colony at Kenilworth Apartments. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale, and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners in 2008 or subsequent periods.  See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,622 Units in the Partnership representing 69.91% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.91% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income for the year ended December 31, 2007 was approximately $559,000, compared to net income of approximately $10,945,000 for the year ended December 31, 2006.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statement of operations included in “Item 7. Financial Statements” for the year ended December 31, 2006 reflects the operations of Place du Plantier Apartments and Fairway View I Apartments as loss from discontinued operations due to their sales on March 31, 2006.

On March 31, 2006, the Partnership sold Place du Plantier Apartments to a third party for net proceeds of approximately $9,207,000 after a deduction for immediate capital needs, a prepayment penalty and payment of closing costs.  The Partnership used approximately $5,694,000 of the net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $7,991,000 during the year ended December 31, 2006 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,277,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the year ended December 31, 2006 is approximately $190,000 of income, including revenues of approximately $501,000.

On March 31, 2006, the Partnership sold Fairway View I Apartments to a third party for net proceeds of approximately $7,157,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $4,610,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,561,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,016,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the year ended December 31, 2006 is approximately $115,000 of income, including revenues of approximately $435,000.

During March 2006, the Partnership’s investment property, Colony at Kenilworth Apartments, incurred damage as a result of a fire. During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $82,000, which was the result of insurance proceeds received of approximately $82,000, as the damaged assets were fully depreciated. During the year ended December 31, 2007, the Partnership recognized an additional casualty gain related to this event of approximately $23,000, which is the result of additional insurance proceeds received of approximately $23,000.

The Partnership realized income before discontinued operations and casualty gain of approximately $536,000 and $299,000 for the years ended December 31, 2007 and 2006, respectively.  The increase in income before discontinued operations and casualty gain is due to an increase in total revenues, partially offset by an increase in total expenses.   Total revenues increased due to increases in both rental and other income.  Rental income increased due to an increase in the average rental rate at the Partnership’s investment property.  Other income increased primarily due to an increase in lease cancellation fees at the property.

Total expenses increased due to increases in both interest and depreciation expenses, partially offset by decreases in operating and general and administrative expenses.  Property tax expense remained relatively constant for the comparable periods. Interest expense increased due to the second mortgage obtained on the Partnership’s investment property resulting in a higher average debt balance (as discussed in “Liquidity and Capital Resources”), partially offset by a decrease in interest on advances from an affiliate of the Managing General Partner due to the repayment of the advances in 2006. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at Colony at Kenilworth Apartments. Operating expenses decreased due to decreases in contract services and repairs and maintenance expense at the Partnership’s investment property.  Also contributing to the decrease in operating expenses was the recording of a liability during the year ended December 31, 2006 relating to the forfeiture of unclaimed property pursuant to applicable state and local laws.  The decrease in operating expenses was partially offset by clean up expenses related to minor storm and pipe damage during 2007.

General and administrative expenses decreased for the year ended December 31, 2007 primarily due to decreases in professional expenses associated with the administration of the Partnership and management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement as a result of the property sales discussed above. Also included in general and administrative expenses for the years ended December 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $416,000, compared to approximately $701,000 at December 31, 2006. The decrease in cash and cash equivalents of approximately $285,000 is due to approximately $1,073,000 and $453,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,241,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.  Cash used in financing activities consisted of distributions to partners, payments of principal on the mortgages encumbering the investment property and loan costs paid, partially offset by proceeds from the second mortgage obtained on the Partnership’s investment property.  The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2006.  In addition, AIMCO Properties, L.P. advanced approximately $290,000 during the year ended December 31, 2006, to pay outstanding accounts payable at Fairway View I Apartments and Colony at Kenilworth Apartments and capital improvements at all three properties. There were no such advances during the year ended December 31, 2007.  The advances bore interest at the prime rate plus 2% per annum.  Interest expense during the year ended December 31, 2006 was approximately $61,000.  During the year ended December 31, 2006, the Partnership repaid approximately $2,651,000 of advances and accrued interest. There are no amounts due to AIMCO Properties, L.P. at December 31, 2007.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $13,100,000 on its investment property, Colony at Kenilworth Apartments.  The second mortgage bears interest at 5.93% per annum, requires monthly payments of principal and interest of approximately $78,000 beginning on October 1, 2007 through the July 1, 2019 maturity date.   The second mortgage has a balloon payment of approximately $10,415,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.  Total capitalized loan costs associated with the second mortgage were approximately $194,000 and are included in other assets on the balance sheet included in “Item 7. Financial Statements”.

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

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2007	Unit	December 31, 2006	Unit

Sale proceeds (1)	$ 2,896	$ 26.16	$3,104	$28.04
Additional financing (2)	10,039	90.68	--	--
	$12,935	$116.84	$3,104	$28.04

(1)

From sales proceeds from Place du Plantier Apartments and Fairway View I Apartments.

(2)

Proceeds from the August 2007 second mortgage obtained on Colony at Kenilworth Apartments.

Subsequent to December 31, 2007, the Partnership paid a distribution of approximately $250,000 ($2.25 per limited partnership unit) from proceeds from the second mortgage obtained on Colony at Kenilworth Apartments. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale, and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,622 Units in the Partnership representing 69.91% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.91% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Financial Statements

NATIONAL PROPERTY INVESTORS 6

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2007

Statements of Operations - Years ended December 31, 2007 and 2006

Statements of Changes in Partners' Deficit - Years ended December 31, 2007 and 2006

Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors 6

We have audited the accompanying balance sheet of National Property Investors 6 as of December 31, 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 6 at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 20, 2008

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEET
(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 416
Receivables and deposits		354
Other assets		742
Investment property (Notes B, E, F and G):
Land	$ 1,366
Buildings and related personal property	26,092
	27,458
Less accumulated depreciation	(21,471)	5,987
		$ 7,499
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 172
Tenant security deposit liabilities		294
Other liabilities		246
Mortgage notes payable (Note B)		25,014

Partners' Deficit
General partner	$ (729)
Limited partners (109,600 units issued and outstanding)	(17,498)	(18,227)
		$ 7,499

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$ 4,283	$ 3,980
Other income	431	414
Total revenues	4,714	4,394

Expenses:
Operating	1,760	1,855
General and administrative	199	271
Depreciation	633	540
Interest	1,203	1,033
Property taxes	383	396
Total expenses	4,178	4,095

Income before discontinued operations and casualty gain	536	299
Casualty gain (Note F)	23	82
Loss from discontinued operations
(Notes A and G)	--	(1,988)
Gain from sale of discontinued operations (Note G)	--	12,552
Net income (Note C)	$ 559	$ 10,945

Net income allocated to general partner (1%)	$ 6	$ 109
Net income allocated to limited partners (99%)	553	10,836

	$ 559	$ 10,945
Per limited partnership unit:
Income from continuing operations	$ 5.05	$ 3.45
Loss from discontinued operations	--	(17.96)
Gain from sale of discontinued operations	--	113.38
Net income	$ 5.05	$ 98.87

Distributions per limited partnership unit	$ 116.84	$ 28.04

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	109,600	$ 1	$ 54,800	$ 54,801

Partners' deficit at
December 31, 2005	109,600	$ (684)	$(13,008)	$(13,692)

Distributions to partners	--	(31)	(3,073)	(3,104)

Net income for the year ended
December 31, 2006	--	109	10,836	10,945

Partners' deficit at
December 31, 2006	109,600	(606)	(5,245)	(5,851)

Distributions to partners	--	(129)	(12,806)	(12,935)

Net income for the year ended
December 31, 2007	--	6	553	559

Partners' deficit at
December 31, 2007	109,600	$ (729)	$(17,498)	$(18,227)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 559	$ 10,945
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	633	540
Amortization of loan costs	28	28
Casualty gain	(23)	(82)
Gain from sale of discontinued operations	--	(12,552)
Loss on early extinguishment of debt	--	2,293
Change in accounts:
Receivables and deposits	(21)	171
Other assets	20	359
Accounts payable	5	(82)
Tenant security deposit liabilities	45	(66)
Other liabilities	(5)	(141)
Due to affiliates	--	(198)
Net cash provided by operating activities	1,241	1,215
Cash flows from investing activities:
Property improvements and replacements	(1,096)	(1,325)
Net proceeds from sale of discontinued operations	--	16,364
Net withdrawals from restricted escrows	--	149
Net insurance proceeds received	23	82
Net cash (used in) provided by investing
activities	(1,073)	15,270
Cash flows from financing activities:
Repayment of mortgage notes payable	--	(10,304)
Distributions to partners	(12,935)	(3,104)
Payments on mortgage notes payable	(424)	(536)
Loan costs paid	(194)	--
Proceeds from mortgage note payable	13,100	--
Advances from affiliate	--	290
Repayment of advances from affiliate	--	(2,504)
Net cash used in financing activities	(453)	(16,158)

Net (decrease) increase in cash and cash equivalents	(285)	327

Cash and cash equivalents at beginning of year	701	374

Cash and cash equivalents at end of year	$ 416	$ 701

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,113	$ 1,337

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 139	$ 109

At December 31, 2005, accounts payable included approximately $327,000 of property improvements and replacements which are included in property improvements and replacements for the year ended December 31, 2006.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

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

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the accompanying statement of operations for the year ended December 31, 2006 reflects the operations of Place du Plantier Apartments and Fairway View I Apartments as loss from discontinued operations due to their sales in March 2006 (See Note G).

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

Reclassifications

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Fair Value of Financial Statements

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $402,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs

Loan costs of approximately $649,000, less accumulated amortization of approximately $153,000, are included in other assets and are amortized over the term of the related loan agreements. The total amortization expense for each of the years ended December 31, 2007 and 2006 was approximately $28,000 and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $39,000 for each of the years 2008 through 2012.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

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

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the years ended December 31, 2007 and 2006, the Partnership capitalized interest of approximately $3,000 and $12,000 and property taxes of less than $1,000 and approximately $2,000, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising Costs

Advertising costs of approximately $60,000 and $62,000 for the years ended December 31, 2007 and 2006, respectively, were charged to expense as incurred and are included in operating expenses and loss from discontinued operations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

	Principal				Principal
	Balance At		Stated		Balance
	December 31,	Monthly	Interest	Maturity	Due At
	2007	Payment	Rate	Date	Maturity
	(in thousands)				(in thousands)
Property
Colony at Kenilworth
Apartments
1st mortgage	$11,954	$ 84	7.58%	07/01/21	$ 9,415
2nd mortgage	13,060	78	5.93%	07/01/19	10,415
	$25,014	$ 162			$19,866

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $13,100,000 on its investment property, Colony at Kenilworth Apartments.  The second mortgage bears interest at 5.93% per annum, requires monthly payments of principal and interest of approximately $78,000 beginning on October 1, 2007 through the July 1, 2019 maturity date.   The second mortgage has a balloon payment of approximately $10,415,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage. Total capitalized loan costs associated with the second mortgage were approximately $194,000 and are included in other assets.

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

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by pledge of the Partnership's investment property and by a pledge of revenue from the investment property. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2007 are as follows (in thousands):

2008	$ 276
2009	295
2010	315
2011	337
2012	359
Thereafter	23,432
$25,014

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2007	2006
Net income as reported	$ 559	$10,945
(Deduct) add:
Depreciation differences	(74)	(241)
Prepaid rent	2	(64)
Casualty	(23)	(82)
Gain on sale of property	--	765
Other	(13)	(51)
Federal taxable income	$ 451	$11,272
Federal taxable income per limited
partnership unit	$ 4.08	$ 94.07

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$(18,227)
Land and buildings	(739)
Accumulated depreciation	531
Syndication and distribution costs	6,295
Prepaid rent	11
Other	127
Net liabilities - tax basis	$(12,002)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $230,000 and $265,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $232,000 and $211,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment property, and gain from sale of discontinued operations. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $120,000 and $78,000, respectively.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the years ended December 31, 2007 or 2006.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. No such fees were earned or paid during the years ended December 31, 2007 and 2006.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2006.  In addition, AIMCO Properties, L.P. advanced approximately $290,000 during the year ended December 31, 2006, to pay outstanding accounts payable at Fairway View I Apartments and Colony at Kenilworth Apartments and capital improvements at all three properties. There were no such advances during the year ended December 31, 2007.  The advances bore interest at the prime rate plus 2% per annum.  Interest expense during the year ended December 31, 2006 was approximately $61,000.  During the year ended December 31, 2006, the Partnership repaid approximately $2,651,000 of advances and accrued interest. There are no amounts due to AIMCO Properties, L.P. at December 31, 2007.

Upon the sale of the Partnership’s property, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. During the year ended December 31, 2006, these preferences were met and the Managing General Partner was entitled to and received payment of approximately $247,000 related to the sales of Place du Plantier Apartments and Fairway View I Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $80,000 and $135,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,622 limited partnership units (the "Units") in the Partnership representing 69.91% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.91% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Colony at Kenilworth
Apartments	$25,014	$1,306	$13,187	$12,965

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)
		Buildings
		And Related
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Colony at
Kenilworth
Apartments	$1,366	$26,092	$27,458	$21,471	1967	03/84	5-30 yrs

Reconciliation of “Investment Property and Accumulated Depreciation”:

	December 31,
	2007	2006
	(in thousands)
Investment Property
Balance at beginning of year	$ 26,334	$ 25,373
Property improvements and replacements	1,126	1,107
Disposal of assets	(2)	(146)
Balance at end of year	$ 27,458	$ 26,334

Accumulated Depreciation
Balance at beginning of year	$ 20,840	$ 20,357
Additions charged to expense	633	540
Disposal of assets	(2)	(57)
Balance at end of year	$ 21,471	$ 20,840

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2007 and 2006 is approximately $26,719,000 and $25,620,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006 is approximately $20,940,000 and $20,233,000, respectively.

Note F - Casualty Event

During March 2006, the Partnership’s investment property, Colony at Kenilworth Apartments, incurred damage as a result of a fire. During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $82,000, which was the result of insurance proceeds received of approximately $82,000, as the damaged assets were fully depreciated. During the year ended December 31, 2007, the Partnership recognized an additional casualty gain related to this event of approximately $23,000, which is the result of additional insurance proceeds received of approximately $23,000.

Note G – Sale of Discontinued Operations

On March 31, 2006, the Partnership sold Place du Plantier Apartments to a third party for net proceeds of approximately $9,207,000 after a deduction for immediate capital needs, a prepayment penalty and payment of closing costs.  The Partnership used approximately $5,694,000 of the net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $7,991,000 during the year ended December 31, 2006 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,277,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the year ended December 31, 2006 is approximately $190,000 of income, including revenues of approximately $501,000.

On March 31, 2006, the Partnership sold Fairway View I Apartments to a third party for net proceeds of approximately $7,157,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $4,610,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,561,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,016,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the year ended December 31, 2006 is approximately $115,000 of income, including revenues of approximately $435,000.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development
		Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt;
		Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief
		Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Managing General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

No directors or officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2007, no person or entity was known to own of record or beneficially more than five percent of the limited partnership units (the “Units”) of the Partnership.

	Number of Units	Percentage

AIMCO IPLP, L.P.	48,033	43.83%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	28,589	26.08%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $230,000 and $265,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations on the statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $232,000 and $211,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment property, and gain from sale of discontinued operations on the financial statements included in “Item 7. Financial Statements”. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $120,000 and $78,000, respectively.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the years ended December 31, 2007 or 2006.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. No such fees were earned or paid during the years ended December 31, 2007 and 2006.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2006.  In addition, AIMCO Properties, L.P. advanced approximately $290,000 during the year ended December 31, 2006, to pay outstanding accounts payable at Fairway View I Apartments and Colony at Kenilworth Apartments and capital improvements at all three properties. There were no such advances during the year ended December 31, 2007.  The advances bore interest at the prime rate plus 2% per annum.  Interest expense during the year ended December 31, 2006 was approximately $61,000.  During the year ended December 31, 2006, the Partnership repaid approximately $2,651,000 of advances and accrued interest. There are no amounts due to AIMCO Properties, L.P. at December 31, 2007.

Upon the sale of the Partnership’s property, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. During the year ended December 31, 2007, these preferences were met and the Managing General Partner was entitled to and received payment of approximately $247,000 related to the sales of Place du Plantier Apartments and Fairway View I Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $80,000 and $135,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,622 Units in the Partnership representing 69.91% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.91% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $37,000 and $49,000 for 2007 and 2006, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $7,000 and $18,000 for 2007 and 2006, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 27, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 27, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 27, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 27, 2008
Stephen B. Waters

NATIONAL PROPERTY INVESTORS 6

EXHIBIT INDEX

Exhibit

Description of Exhibit

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