Form 10-Q
period 2008-03-31
NATIONAL PROPERTY INVESTORS 6
filed 2008-05-13
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 144	$ 416
Receivables and deposits	387	354
Other assets	673	742
Investment property:
Land	1,366	1,366
Buildings and related personal property	26,356	26,092
	27,722	27,458
Less accumulated depreciation	(21,661)	(21,471)
	6,061	5,987
	$ 7,265	$ 7,499
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 151	$ 172
Tenant security deposit liabilities	320	294
Other liabilities	307	246
Mortgage notes payable	24,947	25,014
	25,725	25,726

Partners' Deficit
General partner	(732)	(729)
Limited partners (109,600 units issued and
outstanding)	(17,728)	(17,498)
	(18,460)	(18,227)
	$ 7,265	$ 7,499

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 1,104	$ 1,020
Other income	119	103
Total revenues	1,223	1,123

Expenses:
Operating	453	409
General and administrative	44	45
Depreciation	190	149
Interest	427	235
Property taxes	92	97
Total expenses	1,206	935

Casualty gain (Note C)	--	23
Net income	$ 17	$ 211

Net income allocated to general partner (1%)	$ --	$ 2
Net income allocated to limited partners (99%)	17	209

	$ 17	$ 211

Net income per limited partnership unit	$ 0.16	$ 1.91

Distribution per limited partnership unit	$ 2.25	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	109,600	$ 1	$ 54,800	$ 54,801

Partners' deficit at
December 31, 2007	109,600	$ (729)	$(17,498)	$(18,227)

Distribution to partners	--	(3)	(247)	(250)

Net income for the three months
ended March 31, 2008	--	--	17	17

Partners' deficit at
March 31, 2008	109,600	$ (732)	$(17,728)	$(18,460)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$ 17	$ 211
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	190	149
Casualty gain	--	(23)
Amortization of loan costs	10	6
Change in accounts:
Receivables and deposits	(33)	(46)
Other assets	59	18
Accounts payable	90	(5)
Tenant security deposit liabilities	26	38
Other liabilities	61	(63)
Net cash provided by operating activities	420	285

Cash flows from investing activities:
Property improvements and replacements	(375)	(239)
Insurance proceeds received	--	23
Net cash used in investing activities	(375)	(216)

Cash flows from financing activities:
Distribution to partners	(250)	--
Payments on mortgage notes payable	(67)	(117)
Net cash used in financing activities	(317)	(117)

Net decrease in cash and cash equivalents	(272)	(48)
Cash and cash equivalents at beginning of the period	416	701

Cash and cash equivalents at end of the period	$ 144	$ 653

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 418	$ 231
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 28	$ --

Included in property improvements and replacements for the three months ended March 31, 2008 and 2007 are approximately $139,000 and $109,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $60,000 and $54,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $52,000 and $56,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $26,000 and $27,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the three months ended March 31, 2008 or 2007.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the three months ended March 31, 2008 or 2007.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  There were no advances made by AIMCO Properties, L.P. to the Partnership during the three months ended March 31, 2008 or 2007.

Upon the sale of the Partnership’s property, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. Prior to 2007, these preferences were met.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $40,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $80,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

Note D – Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Colony at Kenilworth Apartments	96%	96%
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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2008 and 2007 was approximately $17,000 and $211,000, respectively.  The decrease in net income is due to an increase in total expenses and the recognition of a casualty gain in 2007, partially offset by an increase in total revenues.

Total expenses increased due to increases in operating, interest and depreciation expenses. Property tax and general and administrative expenses remained relatively constant for the comparable periods.  Operating expenses increased primarily due to increases in salaries and related benefits and repairs and maintenance expense resulting from minor water and roof damage during the three months ended March 31, 2008 at the Partnership’s investment property.  Interest expense increased primarily due to a higher average debt balance as a result of the second mortgage obtained at Colony at Kenilworth Apartments during 2007. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at Colony at Kenilworth Apartments.

Included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Total revenues increased due to increases in both rental and other income.  Rental income increased due to an increase in the average rental rate at Colony at Kenilworth Apartments.  Other income increased primarily due to increases in utility and other tenant reimbursements at the property.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $144,000, compared to approximately $653,000 at March 31, 2007.  Cash and cash equivalents decreased approximately $272,000, from December 31, 2007, due to approximately $375,000 and $317,000 of cash used in investing and financing activities, respectively, partially offset by approximately $420,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  There were no advances made by AIMCO Properties, L.P. to the Partnership during the three months ended March 31, 2008 or 2007.

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

During the three months ended March 31, 2008, the Partnership completed approximately $264,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of cabinet upgrades, interior improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $13,100,000 on its investment property, Colony at Kenilworth Apartments.  The second mortgage bears interest at 5.93% per annum, requires monthly payments of principal and interest of approximately $78,000 beginning on October 1, 2007 through the July 1, 2019 maturity date.   The second mortgage has a balloon payment of approximately $10,415,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Colony at Kenilworth Apartments. The modification of terms consisted of a fixed interest rate of 7.58%, monthly payments of principal and interest of approximately $84,000, commencing October 1, 2007 through its maturity of July 1, 2021, with a balloon payment of approximately $9,451,000 due at maturity. The previous terms consisted of monthly payments of principal and interest of approximately $117,000 with a fixed interest rate of 7.58% through its maturity of July 1, 2021, at which time the loan was scheduled to be fully amortized. The mortgage indebtedness encumbering the Partnership's property is approximately $24,947,000 and $25,014,000 at March 31, 2008 and December 31, 2007, respectively.

The Partnership distributed the following amounts during the three months ended March 31, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Three months Ended	Partnership	Three months Ended	Partnership
	March 31, 2008	Unit	March 31, 2007	Unit
Additional
financing (1)	$ 250	$ 2.25	$ --	$ --

(1)

Proceeds from the August 2007 second mortgage obtained on Colony at Kenilworth Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,622 limited partnership units (the “Units”) in the Partnership representing 69.91% of the outstanding Units at March 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.91% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”), No. 34 “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

ITEM 4.

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

(b)

Changes in Internal Control Over Financial Reporting

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 13, 2008	By: /s/Stephen B. Waters
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