Form 10-Q
period 2008-06-30
NATIONAL PROPERTY INVESTORS 6
filed 2008-08-13
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 100	$ 416
Receivables and deposits	440	354
Other assets	544	742
Investment property:
Land	1,366	1,366
Buildings and related personal property	26,641	26,092
	28,007	27,458
Less accumulated depreciation	(21,859)	(21,471)
	6,148	5,987
	$ 7,232	$ 7,499
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 90	$ 172
Tenant security deposit liabilities	368	294
Due to affiliates (Note B)	27	--
Other liabilities	275	246
Mortgage notes payable	24,878	25,014
	25,638	25,726

Partners' Deficit
General partner	(731)	(729)
Limited partners (109,600 units issued and
outstanding)	(17,675)	(17,498)
	(18,406)	(18,227)
	$ 7,232	$ 7,499

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 1,118	$ 1,061	$ 2,222	$ 2,081
Other income	106	96	225	199
Total revenues	1,224	1,157	2,447	2,280

Expenses:
Operating	408	449	861	858
General and administrative	44	52	88	97
Depreciation	198	151	388	300
Interest	427	238	854	473
Property taxes	93	98	185	195
Total expenses	1,170	988	2,376	1,923

Casualty gain (Note C)	--	--	--	23
Net income	$ 54	$ 169	$ 71	$ 380

Net income allocated to general partner (1%)	$ 1	$ 2	$ 1	$ 4
Net income allocated to limited partners (99%)	53	167	70	376

	$ 54	$ 169	$ 71	$ 380

Net income per limited partnership unit	$ 0.48	$ 1.52	$ 0.64	$ 3.43

Distribution per limited partnership
unit	$ --	$ --	$ 2.25	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	109,600	$ 1	$ 54,800	$ 54,801

Partners' deficit at
December 31, 2007	109,600	$ (729)	$(17,498)	$(18,227)

Distribution to partners	--	(3)	(247)	(250)

Net income for the six months
ended June 30, 2008	--	1	70	71

Partners' deficit at
June 30, 2008	109,600	$ (731)	$(17,675)	$(18,406)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$ 71	$ 380
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	388	300
Casualty gain	--	(23)
Amortization of loan costs	19	11
Change in accounts:
Receivables and deposits	(86)	(284)
Other assets	179	128
Accounts payable	9	3
Tenant security deposit liabilities	74	96
Other liabilities	29	(53)
Due to affiliates	27	--
Net cash provided by operating activities	710	558

Cash flows from investing activities:
Property improvements and replacements	(640)	(336)
Insurance proceeds received	--	23
Net cash used in investing activities	(640)	(313)

Cash flows from financing activities:
Payments on mortgage notes payable	(136)	(236)
Distribution to partners	(250)	--
Net cash used in financing activities	(386)	(236)

Net (decrease) increase in cash and cash equivalents	(316)	9
Cash and cash equivalents at beginning of the period	416	701

Cash and cash equivalents at end of the period	$ 100	$ 710

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 836	$ 463
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 48	$ 15

At December 31, 2007 and 2006, accounts payable included approximately $139,000 and $109,000, respectively, of property improvements and replacements, which are included in property improvements and replacements for the six months ended June 30, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $120,000 and $108,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $92,000 and $89,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $39,000 and $30,000, respectively.  At June 30, 2008, approximately $27,000 in unpaid reimbursements was due to an affiliate of the Managing General Partner and is included in due to affiliates.  There were no outstanding reimbursements due to affiliates at December 31, 2007.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the six months ended June 30, 2008 or 2007.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the six months ended June 30, 2008 or 2007.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  There were no advances made by AIMCO Properties, L.P. to the Partnership during the six months ended June 30, 2008 or 2007. Subsequent to June 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $59,000 to fund operations at the Partnership’s investment property.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $40,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $80,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Colony at Kenilworth Apartments	95%	97%
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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2008 was approximately $54,000 and $71,000, respectively, compared to net income of approximately $169,000 and $380,000 for the corresponding periods in 2007.  The decrease in net income for both periods is due to an increase in total expenses, partially offset by an increase in total revenues.  Net income also decreased for the six months ended June 30, 2008 due to the recognition of a casualty gain during the six months ended June 30, 2007.

Total expenses increased for the three months ended June 30, 2008 due to increases in interest and depreciation expenses, partially offset by decreases in operating and general and administrative expenses. Property tax expense remained relatively constant for the three months ended June 30, 2008. Total expenses increased for the six months ended June 30, 2008 due to increases in interest and depreciation expenses, partially offset by a decrease in general and administrative expenses.  Operating and property tax expenses remained relatively constant for the six months ended June 30, 2008. Interest expense increased for both periods primarily due to a higher average debt balance as a result of the second mortgage obtained on Colony at Kenilworth Apartments during 2007. Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months at Colony at Kenilworth Apartments. Operating expenses decreased for the three months ended June 30, 2008 primarily due to decreases in contract services and maintenance supplies at the Partnership’s investment property.

General and administrative expense decreased for both the three and six months ended June 30, 2008 primarily due to decreases in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues increased for both periods due to increases in both rental and other income.  Rental income increased for both periods due to an increase in the average rental rate, partially offset by a decrease in occupancy at Colony at Kenilworth Apartments.  Other income increased for both periods primarily due to increases in utility reimbursements and lease cancellation fees at the property, partially offset by a decrease in interest income as a result of lower average cash balances.

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

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $100,000, compared to approximately $710,000 at June 30, 2007.  Cash and cash equivalents decreased approximately $316,000, from December 31, 2007, due to approximately $640,000 and $386,000 of cash used in investing and financing activities, respectively, partially offset by approximately $710,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of a distribution to partners and principal payments made on the mortgages encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  There were no advances made by AIMCO Properties, L.P. to the Partnership during the six months ended June 30, 2008 or 2007. Subsequent to June 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $59,000 to fund operations at the Partnership’s investment property.

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

During the six months ended June 30, 2008, the Partnership completed approximately $549,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of cabinet upgrades, interior improvements, structural upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Colony at Kenilworth Apartments. The modification of terms consisted of a fixed interest rate of 7.58%, monthly payments of principal and interest of approximately $84,000, commencing October 1, 2007 through its maturity of July 1, 2021, with a balloon payment of approximately $9,451,000 due at maturity. The previous terms consisted of monthly payments of principal and interest of approximately $117,000 with a fixed interest rate of 7.58% through its maturity of July 1, 2021, at which time the loan was scheduled to be fully amortized. The mortgage indebtedness encumbering the Partnership's property is approximately $24,878,000 and $25,014,000 at June 30, 2008 and December 31, 2007, respectively.

The Partnership distributed the following amounts during the six months ended June 30, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Six months Ended	Partnership	Six Months Ended	Partnership
	June 30, 2008	Unit	June 30, 2007	Unit
Additional
financing (1)	$ 250	$ 2.25	$ --	$ --

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

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,622 limited partnership units (the “Units”) in the Partnership representing 69.91% of the outstanding Units at June 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.91% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P., formerly known as Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2008	By: /s/Stephen B. Waters
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