Form 10-Q
period 2009-03-31
NATIONAL PROPERTY INVESTORS 6
filed 2009-05-15
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 22	$ 13
Receivables and deposits	416	369
Other assets	665	713
Investment property:
Land	1,366	1,366
Buildings and related personal property	29,078	28,469
	30,444	29,835
Less accumulated depreciation	(22,600)	(22,309)
	7,844	7,526
	$ 8,947	$ 8,621
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 284	$ 461
Tenant security deposit liabilities	308	297
Due to affiliates (Note B)	2,233	1,577
Other liabilities	258	241
Mortgage notes payable	24,666	24,738
	27,749	27,314

Partners' Deficit
General partner	(735)	(734)
Limited partners (109,600 units issued and
outstanding)	(18,067)	(17,959)
	(18,802)	(18,693)
	$ 8,947	$ 8,621

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 1,133	$ 1,104
Other income	95	119
Total revenues	1,228	1,223

Expenses:
Operating	457	453
General and administrative	37	44
Depreciation	291	190
Interest	446	427
Property taxes	106	92
Total expenses	1,337	1,206

Net (loss) income	$ (109)	$ 17

Net (loss) income allocated to general partner (1%)	$ (1)	$ --
Net (loss) income allocated to limited partners (99%)	(108)	17

	$ (109)	$ 17

Net (loss) income per limited partnership unit	$ (0.99)	$ 0.16

Distribution per limited partnership unit	$ --	$ 2.25

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	109,600	$ 1	$ 54,800	$ 54,801

Partners' deficit at
December 31, 2008	109,600	$ (734)	$(17,959)	$(18,693)

Net loss for the three months
ended March 31, 2009	--	(1)	(108)	(109)

Partners' deficit at
March 31, 2009	109,600	$ (735)	$(18,067)	$(18,802)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (109)	$ 17
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	291	190
Amortization of loan costs	10	10
Change in accounts:
Receivables and deposits	(47)	(33)
Other assets	38	59
Accounts payable	(25)	90
Tenant security deposit liabilities	11	26
Due to affiliates	46	--
Other liabilities	17	61
Net cash provided by operating activities	232	420

Cash flows used in investing activities:
Property improvements and replacements	(761)	(375)

Cash flows from financing activities:
Advances from affiliate	610	--
Distribution to partners	--	(250)
Payments on mortgage notes payable	(72)	(67)
Net cash provided by (used in) financing
activities	538	(317)

Net increase (decrease) in cash and cash equivalents	9	(272)
Cash and cash equivalents at beginning of the period	13	416

Cash and cash equivalents at end of the period	$ 22	$ 144

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 411	$ 418

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 195	$ 28

Included in property improvements and replacements for the three months ended March 31, 2009 and 2008 are approximately $347,000 and $139,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $61,000 and $60,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $121,000 and $52,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $98,000 and $26,000, respectively.  At March 31, 2009 and December 31, 2008, approximately $106,000 and $84,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the three months ended March 31, 2009 or 2008.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the three months ended March 31, 2009 or 2008.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  During the three months ended March 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $610,000 to fund capital improvements at the Partnership’s investment property. No such advances were made during the three months ended March 31, 2008. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2009) per annum. Interest expense during the three months ended March 31, 2009 was approximately $24,000.  No interest expense was incurred during the three months ended March 31, 2008.  At March 31, 2009 and December 31, 2008, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,127,000 and $1,493,000, respectively and is included in due to affiliates.

Upon the sale of the Partnership’s property, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. Prior to 2008, these preferences were met.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $45,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $70,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Contingencies

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Colony at Kenilworth Apartments	94%	96%
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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2009 was approximately $109,000, compared to net income of approximately $17,000 for the three months ended March 31, 2008. The decrease in net income is due to an increase in total expenses. Total expenses increased due to increases in depreciation, interest and property tax expenses, partially offset by a decrease in general and administrative expenses. Operating expenses remained relatively constant for the comparable periods, as expenses related to minor asbestos abatement were substantially offset by a decrease in payroll related expenses at the Partnership’s investment property. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at Colony at Kenilworth Apartments. Interest expense increased primarily due to an increase in interest on advances from an affiliate of the Managing General Partner. Property tax expense increased due to an increase in the assessed value of the property.

The decrease in general and administrative expenses is primarily due to a decrease in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues remained relatively constant, as an increase in rental income was substantially offset by a decrease in other income. Rental income increased due to an increase in the average rental rate, partially offset by a decrease in occupancy at Colony at Kenilworth Apartments.  Other income decreased primarily due to decreases in lease cancellations fees and interest income due to lower average cash balances and lower average interest rates.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $22,000, compared to approximately $144,000 at March 31, 2008.  Cash and cash equivalents increased approximately $9,000, from December 31, 2008, due to approximately $538,000 and $232,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $761,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., partially offset by principal payments made on the mortgages encumbering the Partnership’s investment property.  Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  During the three months ended March 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $610,000 to fund capital improvements at the Partnership’s investment property. No such advances were made during the three months ended March 31, 2008. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2009) per annum.  Interest expense during the three months ended March 31, 2009 was approximately $24,000. No interest expense was incurred during the three months ended March 31, 2008. At March 31, 2009 and December 31, 2008, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,127,000 and $1,493,000, respectively and is included in due to affiliates.

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

During the three months ended March 31, 2009, the Partnership completed approximately $609,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of air conditioning upgrades and window replacement. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership.  The mortgage indebtedness encumbering Colony at Kenilworth Apartments of approximately $24,666,000 matures in July 2019 and July 2021, at which time balloon payments of approximately $10,415,000 and $9,451,000, respectively, will be due.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Three months Ended	Partnership	Three months Ended	Partnership
	March 31, 2009	Unit	March 31, 2008	Unit
Additional
financing (1)	$ --	$ --	$ 250	$ 2.25

(1)   Proceeds from the August 2007 second mortgage obtained on Colony at Kenilworth Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,622 limited partnership units (the “Units”) in the Partnership representing 69.91% of the outstanding Units at March 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.91% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 13, 2009	By: /s/Stephen B. Waters
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