Form 10-Q
period 2009-06-30
NATIONAL PROPERTY INVESTORS 6
filed 2009-08-12
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 50	$ 13
Receivables and deposits	447	369
Other assets	555	713
Investment property:
Land	1,366	1,366
Buildings and related personal property	29,373	28,469
	30,739	29,835
Less accumulated depreciation	(22,914)	(22,309)
	7,825	7,526
	$ 8,877	$ 8,621
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 201	$ 461
Tenant security deposit liabilities	317	297
Due to affiliates (Note B)	2,437	1,577
Other liabilities	364	241
Mortgage notes payable	24,593	24,738
	27,912	27,314

Partners' Deficit
General partner	(737)	(734)
Limited partners (109,600 units issued and
outstanding)	(18,298)	(17,959)
	(19,035)	(18,693)
	$ 8,877	$ 8,621

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 1,101	$ 1,118	$ 2,234	$ 2,222
Other income	131	106	226	225
Total revenues	1,232	1,224	2,460	2,447

Expenses:
Operating	475	408	932	861
General and administrative	26	44	153	88
Depreciation	314	198	605	388
Interest	459	427	905	854
Property taxes	101	93	207	185
Total expenses	1,375	1,170	2,802	2,376

Net (loss) income	$ (143)	$ 54	$ (342)	$ 71

Net (loss) income allocated to general
partner (1%)	$ (1)	$ 1	$ (3)	$ 1
Net (loss) income allocated to limited
partners (99%)	(142)	53	(339)	70

	$ (143)	$ 54	$ (342)	$ 71

Net (loss) income per limited
partnership unit	$ (1.30)	$ 0.48	$ (3.09)	$ 0.64

Distribution per limited partnership
unit	$ --	$ --	$ --	$ 2.25

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	109,600	$ 1	$ 54,800	$ 54,801

Partners' deficit at
December 31, 2008	109,600	$ (734)	$(17,959)	$(18,693)

Net loss for the six months
ended June 30, 2009	--	(3)	(339)	(342)

Partners' deficit at
June 30, 2009	109,600	$ (737)	$ (18,298)	$ (19,035)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (342)	$ 71
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	605	388
Amortization of loan costs	19	19
Change in accounts:
Receivables and deposits	(78)	(86)
Other assets	139	179
Accounts payable	26	9
Tenant security deposit liabilities	20	74
Other liabilities	123	29
Due to affiliates	85	27
Net cash provided by operating activities	597	710

Cash flows used in investing activities:
Property improvements and replacements	(1,190)	(640)

Cash flows from financing activities:
Advances from affiliate	775	--
Payments on mortgage notes payable	(145)	(136)
Distribution to partners	--	(250)
Net cash provided by (used in) financing activities	630	(386)

Net increase (decrease) in cash and cash equivalents	37	(316)
Cash and cash equivalents at beginning of the period	13	416

Cash and cash equivalents at end of the period	$ 50	$ 100

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 825	$ 836
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 61	$ 48

At December 31, 2008 and 2007, accounts payable included approximately $347,000 and $139,000, respectively, of property improvements and replacements, which are included in property improvements and replacements for the six months ended June 30, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 12, 2009.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $120,000 for each of the six months ended June 30, 2009 and 2008, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $183,000 and $92,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $150,000 and $39,000, respectively.  At June 30, 2009 and December 31, 2008, approximately $116,000 and $84,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the six months ended June 30, 2009 or 2008.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the six months ended June 30, 2009 or 2008.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  During the six months ended June 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $775,000 to fund capital improvements at the Partnership’s investment property. No such advances were made during the six months ended June 30, 2008. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2009) per annum. Interest expense during the six months ended June 30, 2009 was approximately $53,000.  No interest expense was incurred during the six months ended June 30, 2008.  At June 30, 2009 and December 31, 2008, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,321,000 and $1,493,000, respectively and is included in due to affiliates.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $59,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $70,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $25,819,000.

Note D – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.    The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

During the six months ended June 30, 2009, the Partnership recorded a liability of approximately $90,000 resulting from a settlement of an arbitration brought by a former employee who worked at one of the Partnership’s former properties. This amount is included in general and administrative expenses for the six months ended June 30, 2009.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Colony at Kenilworth Apartments	93%	95%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2009 was approximately $143,000 and $342,000, respectively, compared to net income of approximately $54,000 and $71,000 for the corresponding periods in 2008.  The increase in net loss for both the three and six months ended June 30, 2009 is due to an increase in total expenses. Total expenses increased for the three months ended June 30, 2009 due to increases in operating, depreciation, interest and property tax expenses, partially offset by a decrease in general and administrative expenses. Total expenses increased for the six months ended June 30, 2009 due to increases in operating, depreciation, interest, property tax and general and administrative expenses. The increase in operating expenses for the three months ended June 30, 2009 is primarily due to increases in payroll related expenses and contract services at the Partnership’s investment property. Operating expenses increased for the six months ended June 30, 2009 primarily due to an increase in expenses related to minor asbestos abatement.  Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months at Colony at Kenilworth Apartments.  Interest expense increased for both periods primarily due to an increase in advances from an affiliate of the Managing General Partner. Property tax expense increased for both periods due to an increase in the assessed value of the property.

During the six months ended June 30, 2009, the Partnership recorded a liability of approximately $90,000 resulting from a settlement of an arbitration brought by a former employee who worked at one of the Partnership’s former properties. This amount is included in general and administrative expenses for the six months ended June 30, 2009.

General and administrative expenses decreased for the three months ended June 30, 2009 primarily due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. General and administrative expense increased for the six months ended June 30, 2009 primarily as a result of costs incurred associated with the settlement discussed above.  Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues remained relatively constant for the three months ended June 30, 2009 as an increase in other income was substantially offset by a decrease in rental income. Total revenues remained relatively constant for the six months ended June 30, 2009 as both rental and other income remained relatively constant.  Other income increased for the three months ended June 30, 2009 primarily due to increases in lease cancellation fees and cleaning and damage fees at the Partnership’s investment property.  Rental income decreased for the three months ended June 30, 2009 due to an increase in bad debt expense and a decrease in occupancy partially offset by an increase in the average rental rate at Colony at Kenilworth Apartments.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $50,000, compared to approximately $100,000 at June 30, 2008.  Cash and cash equivalents increased approximately $37,000, from December 31, 2008, due to approximately $630,000 and $597,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $1,190,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., partially offset by principal payments made on the mortgages encumbering the Partnership’s investment property.  Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  During the six months ended June 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $775,000 to fund capital improvements at the Partnership’s investment property. No such advances were made during the six months ended June 30, 2008. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2009) per annum.  Interest expense during the six months ended June 30, 2009 was approximately $53,000. No interest expense was incurred during the six months ended June 30, 2008. At June 30, 2009 and December 31, 2008, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,321,000 and $1,493,000, respectively and is included in due to affiliates.

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

During the six months ended June 30, 2009, the Partnership completed approximately $904,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of air conditioning upgrades and window and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership.  The mortgage indebtedness encumbering Colony at Kenilworth Apartments of approximately $24,593,000 matures in July 2019 and July 2021, at which time balloon payments of approximately $10,415,000 and $9,451,000, respectively, will be due.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Six months Ended	Partnership	Six months Ended	Partnership
	June 30, 2009	Unit	June 30, 2008	Unit
Additional
financing (1)	$ --	$ --	$ 250	$ 2.25

(1)   Proceeds from the August 2007 second mortgage obtained on Colony at Kenilworth Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,622 limited partnership units (the “Units”) in the Partnership representing 69.91% of the outstanding Units at June 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.91% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.    The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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