Form 10-Q
period 2010-03-31
NATIONAL PROPERTY INVESTORS 6
filed 2010-05-17
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 69	$ 82
Receivables and deposits	407	399
Other assets	616	701
Investment property:
Land	1,366	1,366
Buildings and related personal property	30,495	30,218
	31,861	31,584
Less accumulated depreciation	(23,898)	(23,568)
	7,963	8,016
	$ 9,055	$ 9,198
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 268	$ 172
Tenant security deposit liabilities	278	274
Due to affiliates (Note B)	3,611	3,538
Other liabilities	257	267
Mortgage notes payable	24,366	24,443
	28,780	28,694

Partners' Deficit
General partner	(744)	(742)
Limited partners (109,600 units issued and
outstanding)	(18,981)	(18,754)
	(19,725)	(19,496)
	$ 9,055	$ 9,198

Note:   The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$ 1,059	$ 1,133
Other income	108	95
Total revenues	1,167	1,228

Expenses:
Operating	452	457
General and administrative	31	127
Depreciation	330	291
Interest	466	446
Property taxes	117	106
Total expenses	1,396	1,427

Net loss	$ (229)	$ (199)

Net loss allocated to general partner (1%)	$ (2)	$ (2)
Net loss allocated to limited partners (99%)	(227)	(197)

	$ (229)	$ (199)

Net loss per limited partnership unit	$ (2.07)	$ (1.80)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	109,600	$ 1	$ 54,800	$ 54,801

Partners' deficit at
December 31, 2009	109,600	$ (742)	$(18,754)	$(19,496)

Net loss for the three months
ended March 31, 2010	--	(2)	(227)	(229)

Partners' deficit at
March 31, 2010	109,600	$ (744)	$(18,981)	$(19,725)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (229)	$ (199)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	330	291
Amortization of loan costs	10	10
Change in accounts:
Receivables and deposits	(8)	(47)
Other assets	75	38
Accounts payable	83	(25)
Tenant security deposit liabilities	4	11
Due to affiliates	61	46
Other liabilities	(10)	107
Net cash provided by operating activities	316	232

Cash flows used in investing activities:
Property improvements and replacements	(264)	(761)

Cash flows from financing activities:
Advances from affiliate	12	610
Payments on mortgage notes payable	(77)	(72)
Net cash (used in) provided by financing
activities	(65)	538

Net (decrease) increase in cash and cash equivalents	(13)	9
Cash and cash equivalents at beginning of the period	82	13

Cash and cash equivalents at end of the period	$ 69	$ 22

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 410	$ 411

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 40	$ 195

Included in property improvements and replacements for the three months ended March 31, 2010 and 2009 are approximately $27,000 and $347,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $58,000 and $61,000 for the three months ended March 31, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $42,000 and $121,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $26,000 and $98,000, respectively.  At March 31, 2010 and December 31, 2009, approximately $163,000 and $146,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the three months ended March 31, 2010 or 2009.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the three months ended March 31, 2010 or 2009.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the three months ended March 31, 2010 and 2009, AIMCO Properties, L.P. advanced the Partnership approximately $12,000 and $610,000, respectively, to fund operations and capital improvements, respectively, at the Partnership’s investment property. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2010) per annum.  Interest expense was approximately $44,000 and $24,000 for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $3,448,000 and $3,392,000, respectively, and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $160,000 to fund operations at the Partnership’s investment property.

Upon the sale of the Partnership’s property, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. Prior to 2009, these preferences were met.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $39,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $60,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At March 31, 2010, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $25,767,000.

Note D – Casualty Events

In February 2010, the Partnership’s property, Colony at Kenilworth Apartments, experienced damages from a snow storm.  The estimated damages are approximately $60,000 and the Partnership is currently uncertain as to whether this storm damage will be covered by insurance. As the associated assets are fully depreciated, the Partnership does not expect to recognize a loss from this event.

In September 2009, the Partnership’s property experienced damages from a storm.  The estimated damages are approximately $15,000 and the Partnership expects to receive insurance proceeds.  As the associated assets are fully depreciated, the Partnership does not expect to recognize a loss from this event.

In August 2009, the Partnership’s property experienced damages from a burst water pipe.  The estimated damages are approximately $35,000 and the Partnership expects to receive insurance proceeds.  As the associated assets are fully depreciated, the Partnership does not expect to recognize a loss from this event.

In June 2009, the Partnership’s property experienced theft of maintenance equipment. The estimated damages are approximately $15,000 and the Partnership expects to receive insurance proceeds.  As the associated assets are fully depreciated, the Partnership does not expect to recognize a loss from this event.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  After those arbitrations have been complete, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009, and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants.  The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Colony at Kenilworth Apartments	95%	94%
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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2010 and 2009 was approximately $229,000 and $199,000, respectively. The increase in net loss is due to a decrease in total revenues, partially offset by a decrease in total expenses. Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased due to a decrease in the average rental rate, partially offset by an increase in occupancy at Colony at Kenilworth Apartments. Other income increased primarily due to increases in utility reimbursements, cleaning and damage fees and cable television revenue, partially offset by a decrease in lease cancellation fees at the Partnership’s investment property.

Total expenses decreased due to a decrease in general and administrative expenses, partially offset by increases in depreciation, interest and property tax expenses. Operating expenses remained relatively constant for the comparable periods. During the three months ended March 31, 2009, the Partnership recorded a liability of approximately $90,000 resulting from a settlement of an arbitration brought by a former employee who worked at one of the Partnership’s former properties. This amount was paid during the fourth quarter of 2009. This amount is included in general and administrative expenses for the three months ended March 31, 2009. Also included in general and administrative expenses for the three months ended March 31, 2010 and 2009 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

In February 2010, the Partnership’s property, Colony at Kenilworth Apartments, experienced damages from a snow storm.  The estimated damages are approximately $60,000 and the Partnership is currently uncertain as to whether this storm damage will be covered by insurance.  As the associated assets are fully depreciated, the Partnership does not expect to recognize a loss from this event.

In September 2009, the Partnership’s property experienced damages from a storm.  The estimated damages are approximately $15,000 and the Partnership expects to receive insurance proceeds.  As the associated assets are fully depreciated, the Partnership does not expect to recognize a loss from this event.

In August 2009, the Partnership’s property experienced damages from a burst water pipe.  The estimated damages are approximately $35,000 and the Partnership expects to receive insurance proceeds.  As the associated assets are fully depreciated, the Partnership does not expect to recognize a loss from this event.

In June 2009, the Partnership’s property experienced theft of maintenance equipment. The estimated damages are approximately $15,000 and the Partnership expects to receive insurance proceeds.  As the associated assets are fully depreciated, the Partnership does not expect to recognize a loss from this event.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $69,000, compared to approximately $82,000 at December 31, 2009.  Cash and cash equivalents decreased approximately $13,000 due to approximately $264,000 and $65,000 of cash used in investing and financing activities, respectively, partially offset by approximately $316,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment property, partially offset by an advance from AIMCO Properties, L.P.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the three months ended March 31, 2010 and 2009, AIMCO Properties, L.P. advanced the Partnership approximately $12,000 and $610,000, respectively, to fund operations and capital improvements, respectively, at the Partnership’s investment property.  The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2010) per annum.  Interest expense was approximately $44,000 and $24,000 for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $3,448,000 and $3,392,000, respectively, and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $160,000 to fund operations at the Partnership’s investment property.

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

During the three months ended March 31, 2010, the Partnership completed approximately $277,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of floor covering replacement and construction related to the casualties discussed above. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, insurance proceeds or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership.  The mortgage indebtedness encumbering Colony at Kenilworth Apartments of approximately $24,366,000 matures in July 2019 and July 2021, at which time balloon payments of approximately $10,415,000 and $9,451,000, respectively, will be due.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made by the Partnership during the three months ended March 31, 2010 and 2009. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,622 limited partnership units (the “Units”) in the Partnership representing 69.91% of the outstanding Units at March 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.91% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  After those arbitrations have been complete, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009, and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 17, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 17, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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