Form 10-Q
period 2010-06-30
NATIONAL PROPERTY INVESTORS 6
filed 2010-08-11
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 37	$ 82
Receivables and deposits	422	399
Other assets	506	701
Investment property:
Land	1,366	1,366
Buildings and related personal property	31,694	30,218
	33,060	31,584
Less accumulated depreciation	(24,234)	(23,568)
	8,826	8,016
	$ 9,791	$ 9,198
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 465	$ 172
Tenant security deposit liabilities	283	274
Due to affiliates (Note B)	4,415	3,538
Other liabilities	270	267
Mortgage notes payable	24,288	24,443
	29,721	28,694

Partners' Deficit
General partner	(746)	(742)
Limited partners (109,600 units issued and
outstanding)	(19,184)	(18,754)
	(19,930)	(19,496)
	$ 9,791	$ 9,198

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 1,060	$ 1,101	$ 2,119	$ 2,234
Other income	139	131	247	226
Total revenues	1,199	1,232	2,366	2,460

Expenses:
Operating	448	475	900	932
General and administrative	34	26	65	153
Depreciation	336	314	666	605
Interest	468	459	934	905
Property taxes	118	101	235	207
Total expenses	1,404	1,375	2,800	2,802

Net loss	$ (205)	$ (143)	$ (434)	$ (342)

Net loss allocated to general partner (1%)	$ (2)	$ (1)	$ (4)	$ (3)
Net loss allocated to limited partners (99%)	(203)	(142)	(430)	(339)

	$ (205)	$ (143)	$ (434)	$ (342)

Net loss per limited partnership
unit	$ (1.85)	$ (1.30)	$ (3.92)	$ (3.09)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	109,600	$ 1	$ 54,800	$ 54,801

Partners' deficit at
December 31, 2009	109,600	$ (742)	$(18,754)	$(19,496)

Net loss for the six months
ended June 30, 2010	--	(4)	(430)	(434)

Partners' deficit at
June 30, 2010	109,600	$ (746)	$(19,184)	$(19,930)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (434)	$ (342)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	666	605
Amortization of loan costs	19	19
Change in accounts:
Receivables and deposits	(23)	(78)
Other assets	176	139
Accounts payable	(101)	26
Tenant security deposit liabilities	9	20
Other liabilities	3	123
Due to affiliates	126	85
Net cash provided by operating activities	441	597

Cash flows used in investing activities:
Property improvements and replacements	(1,082)	(1,190)

Cash flows from financing activities:
Advances from affiliate	751	775
Payments on mortgage notes payable	(155)	(145)
Net cash provided by financing activities	596	630

Net (decrease) increase in cash and cash equivalents	(45)	37
Cash and cash equivalents at beginning of the period	82	13

Cash and cash equivalents at end of the period	$ 37	$ 50

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 820	$ 825

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 421	$ 61

At December 31, 2009 and 2008, accounts payable included approximately $27,000 and $347,000, respectively, of property improvements and replacements, which are included in property improvements and replacements for the six months ended June 30, 2010 and 2009, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $115,000 and $120,000 for the six months ended June 30, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $88,000 and $183,000 for the six months ended June 30, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $54,000 and $150,000, respectively.  At June 30, 2010 and December 31, 2009, approximately $180,000 and $146,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the six months ended June 30, 2010 or 2009.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the six months ended June 30, 2010 or 2009.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the six months ended June 30, 2010 and 2009, AIMCO Properties, L.P. advanced the Partnership approximately $751,000 and $775,000, respectively, to fund operations and capital improvements at the Partnership’s investment property. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2010) per annum.  Interest expense was approximately $92,000 and $53,000 for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $4,235,000 and $3,392,000, respectively, and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $1,729,000 to fund real estate taxes and capital improvements at the Partnership’s investment property.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $45,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $60,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At June 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $26,391,000.

Note D – Casualty Events

In February 2010, the Partnership’s property, Colony at Kenilworth Apartments, experienced damages of approximately $63,000 from a snow storm. Subsequent to June 30, 2010, the Partnership received insurance proceeds of approximately $59,000. The Partnership expects to recognize a gain of approximately $59,000 during the third quarter of 2010 as the associated assets are fully depreciated.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Colony at Kenilworth Apartments	94%	93%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2010 was approximately $205,000 and $434,000, respectively, compared to net loss of approximately $143,000 and $342,000, respectively, for the corresponding periods in 2009. The increase in net loss for the three months ended June 30, 2010 is due to an increase in total expenses and a decrease in total revenues. The increase in net loss for the six months ended June 30, 2010 is due to a decrease in total revenues.

Total expenses increased for the three months ended June 30, 2010 due to increases in depreciation, property tax, interest, and general and administrative expenses, partially offset by a decrease in operating expenses.  Total expenses remained relatively constant for the six months ended June 30, 2010 as increases in depreciation, property tax and interest expenses were substantially offset by decreases in operating and general and administrative expenses.  Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months at Colony at Kenilworth Apartments.  Interest expense increased for both periods primarily due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of a higher average outstanding advance balance. Property tax expense increased for both periods primarily due to an increase in the assessed value of the property.  Operating expenses decreased for the three months ended June 30, 2010 primarily due to a decrease in payroll and related benefits at the Partnership’s investment property.  Operating expenses decreased for the six months ended June 30, 2010 primarily due to expenses incurred in 2009 related to minor asbestos abatement and clean up costs incurred during 2009 related to minor water damage, partially offset by an increase in snow removal expense during 2010 at the property.

General and administrative expenses increased for the three months ended June 30, 2010 primarily due to an increase in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. During the six months ended June 30, 2009, the Partnership recorded a liability of approximately $90,000 resulting from a settlement of an arbitration brought by a former employee who worked at one of the Partnership’s former properties. This amount was paid during the fourth quarter of 2009. This amount is included in general and administrative expenses for the six months ended June 30, 2009.  Also included in general and administrative expenses for the three and six months ended June 30, 2010 and 2009 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for both the three and six months ended June 30, 2010 due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased for both periods due to a decrease in the average rental rate, partially offset by an increase in occupancy and a decrease in bad debt expense at Colony at Kenilworth Apartments. Other income increased for both periods primarily due to increases in cleaning and damage fees and telephone, cable and internet revenues, partially offset by a decrease in lease cancellation fees at the Partnership’s investment property.

In February 2010, the Partnership’s property, Colony at Kenilworth Apartments, experienced damages of approximately $63,000 from a snow storm. Subsequent to June 30, 2010, the Partnership received insurance proceeds of approximately $59,000. The Partnership expects to recognize a gain of approximately $59,000 during the third quarter of 2010 as the associated assets are fully depreciated.

Liquidity and Capital Resources

At June 30, 2010, the Partnership had cash and cash equivalents of approximately $37,000, compared to approximately $82,000 at December 31, 2009.  Cash and cash equivalents decreased approximately $45,000 due to approximately $1,082,000 of cash used in investing activities, partially offset by approximately $596,000 and $441,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements.  Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., partially offset by principal payments made on the mortgages encumbering the Partnership’s investment property.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the six months ended June 30, 2010 and 2009, AIMCO Properties, L.P. advanced the Partnership approximately $751,000 and $775,000, respectively, to fund operations and capital improvements at the Partnership’s investment property.  The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2010) per annum.  Interest expense was approximately $92,000 and $53,000 for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $4,235,000 and $3,392,000, respectively, and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $1,729,000 to fund real estate taxes and capital improvements at the Partnership’s investment property.

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

During the six months ended June 30, 2010, the Partnership completed approximately $1,476,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of roof replacement, exterior painting, siding upgrades, swimming pool upgrades, floor covering replacement and construction related to the casualty discussed above. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. In May 2010, the Partnership began a construction project consisting of roof replacement at the property. The total cost of the project is expected to be approximately $1,480,000, of which approximately $673,000 was completed as of June 30, 2010. The project is being funded by operations and advances from AIMCO Properties, L.P. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and anticipated cash flow generated by the property.

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

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership.  The mortgage indebtedness encumbering Colony at Kenilworth Apartments of approximately $24,288,000 matures in July 2019 and July 2021, at which time balloon payments of approximately $10,415,000 and $9,451,000, respectively, will be due.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made by the Partnership during the six months ended June 30, 2010 and 2009. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,622 limited partnership units (the “Units”) in the Partnership representing 69.91% of the outstanding Units at June 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.91% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 11, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 11, 2010	By: /s/Stephen B. Waters
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