Form 10-K
period 2010-12-31
NATIONAL PROPERTY INVESTORS 6
filed 2011-03-25
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of redevelopments. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions, including the pace of job growth and the level of unemployment; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership has no full time employees.  Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the years ended December 31, 2010 and 2009.

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
mortgages

Schedule of Property

Set forth below for the Partnership's investment property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Colony at Kenilworth
Apartments	$34,953	$24,941	5-30 yrs	S/L	$ 9,202

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

	Principal				Principal
	Balance At	Fixed			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2010	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)

Colony at Kenilworth
Apartments
1st mortgage	$11,595	7.58%	30 yrs	07/01/21	$ 9,451
2nd mortgage	12,533	5.93%	30 yrs	07/01/19	10,415
	$24,128				$19,866

(1)   See “Note B - Mortgage Notes Payable” to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2010 and 2009 for the property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2010	2009	2010	2009

Colony at Kenilworth Apartments	$11,631	$12,225	95%	95%

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2010 for the property were as follows:

	2010	2010
	Billing	Rate
	(in thousands)

Colony at Kenilworth Apartments (1)	$495	1.73%

(1)   Property’s tax year is not on a calendar year basis.

Capital Improvements

During the year ended December 31, 2010, the Partnership completed approximately $3,447,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of roof replacement, building improvements, exterior painting, siding upgrades, floor covering replacement and construction related to the casualties discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P.The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any settlement amounts or plaintiffs’ attorneys’ fees as a result of this agreement.  These settlements resolve the case in its entirety.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 109,600 Limited Partnership Units (the “Units”) aggregating $54,800,000. As of December 31, 2010, the Partnership had 109,594 Units outstanding held by 1,911 limited partners of record. Affiliates of the Managing General Partner owned 76,622 Units or 69.91% at December 31, 2010. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made by the Partnership during the years ended December 31, 2010 and 2009. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2011 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,622 Units in the Partnership representing 69.91% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.91% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders.Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the years ended December 31, 2010 and 2009 was approximately $987,000 and $803,000, respectively. The increase in net loss is due to an increase in total expenses and a decrease in total revenues, partially offset by the recognition of a casualty gain in 2010.

Total expenses increased due to increases in depreciation, interest and property tax expenses, partially offset by decreases in operating and general and administrative expenses.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at Colony at Kenilworth Apartments. Property tax expense increased primarily due to an increase in the assessed value of the property. Interest expense increased primarily due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of a higher average outstanding advance balance. Operating expense decreased primarily due to expenses incurred in 2009 related to minor asbestos abatement and clean up costs incurred during 2009 related to minor water damage, partially offset by increases in temporary help as a result of staffing shortages and snow removal expense during 2010 at the property.

During the year ended December 31, 2009, the Partnership was charged approximately $90,000 resulting from a settlement of an arbitration brought by a former employee who worked at one of the Partnership’s former properties. This amount is included in general and administrative expenses for the year December 31, 2009.  Also included in general and administrative expenses for the years ended December 31, 2010 and 2009 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for the year ended December 31, 2010 due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income is due to a decrease in the average rental rate at the Partnership’s investment property. Other income increased primarily due to increases in cleaning and damage fees, parking fees and resident utility reimbursements, partially offset by a decrease in lease cancellation fees at the Partnership’s investment property.

In February 2010, the Partnership’s property, Colony at Kenilworth Apartments, experienced damages of approximately $67,000 and clean up costs of approximately $12,000 from a snow storm. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $59,000, approximately $12,000 of which were used to cover the clean up costs. The Partnership recognized a gain of approximately $47,000 during the year ended December 31, 2010 as the associated assets were fully depreciated.

In September 2009, the Partnership’s property experienced damages of approximately $16,000 from a storm. During the year ended December 31, 2010 the Partnership received insurance proceeds of approximately $6,000. The Partnership recognized a gain of approximately $6,000 during the year ended December 31, 2010 as the associated assets were fully depreciated.

In August 2009, the Partnership’s property experienced damages of approximately $34,000 from a storm. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $9,000.  The Partnership recognized a gain of approximately $9,000 during the year ended December 31, 2010 as the associated assets were fully depreciated.

In June 2009, the Partnership’s property suffered damages of approximately $11,000 as a result of the theft of maintenance equipment. During the year ended December 31, 2010, the Partnership recognized a casualty loss of approximately $3,000, which is reflected in operating expenses, as a result of the write off of undepreciated damaged assets of approximately $3,000, partially offset by the receipt of insurance proceeds of less than $1,000.

Liquidity and Capital Resources

At December 31, 2010, the Partnership had cash and cash equivalents of approximately $106,000, compared to approximately $82,000 at December 31, 2009.  Cash and cash equivalents increased approximately $24,000 due to approximately $2,879,000 and $528,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $3,383,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., partially offset by principal payments made on the mortgages encumbering the Partnership’s investment property.  Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P. advanced the Partnership approximately $3,194,000 and $1,791,000, respectively, to fund operations and capital improvements at the Partnership’s investment property.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2010).  Interest expense was approximately $255,000 and $131,000 for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2009, the Partnership paid approximately $23,000 of accrued interest.  There were no such payments during the year ended December 31, 2010.  At December 31, 2010 and 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $6,841,000 and $3,392,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2010, the Partnership paid $95,000 of accrued interest.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership.  The mortgage indebtedness encumbering Colony at Kenilworth Apartments of approximately $24,128,000 matures in July 2019 and July 2021, at which time balloon payments of approximately $10,415,000 and $9,451,000, respectively, will be due.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made by the Partnership during the years ended December 31, 2010 and 2009. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2011 or subsequent periods.

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

Item 8.     Financial Statements and Supplementary Data

NATIONAL PROPERTY INVESTORS 6

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2010 and 2009

Statements of Operations - Years ended December 31, 2010 and 2009

Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009

Statements of Cash Flows - Years ended December 31, 2010 and 2009

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors 6

We have audited the accompanying balance sheets of National Property Investors 6 as of December 31, 2010 and 2009, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 6 at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 25, 2011

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$ 106	$ 82
Receivables and deposits	442	399
Other assets	783	701
Investment property (Notes B and E):
Land	1,366	1,366
Buildings and related personal property	33,587	30,218
	34,953	31,584
Less accumulated depreciation	(24,941)	(23,568)
	10,012	8,016
	$ 11,343	$ 9,198

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 99	$ 172
Tenant security deposit liabilities	262	274
Due to affiliates (Note D)	7,055	3,538
Other liabilities	282	267
Mortgage notes payable (Note B)	24,128	24,443
	31,826	28,694
Partners' Deficit
General partner	(752)	(742)
Limited partners	(19,731)	(18,754)
	(20,483)	(19,496)
	$ 11,343	$ 9,198

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2010	2009
Revenues:
Rental income	$ 4,218	$ 4,412
Other income	509	460
Total revenues	4,727	4,872

Expenses:
Operating	1,779	1,917
General and administrative	128	211
Depreciation	1,448	1,259
Interest	1,938	1,837
Property taxes	483	451
Total expenses	5,776	5,675

Casualty gain (Note F)	62	--

Net loss (Note C)	$ (987)	$ (803)

Net loss allocated to general partner (1%)	$ (10)	$ (8)
Net loss allocated to limited partners (99%)	(977)	(795)

	$ (987)	$ (803)

Net loss per limited partnership unit	$ (8.91)	$ (7.25)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	109,600	$ 1	$ 54,800	$ 54,801

Partners' deficit at
December 31, 2008	109,600	$ (734)	$(17,959)	$(18,693)

Net loss for the year ended
December 31, 2009	--	(8)	(795)	(803)

Partners' deficit at
December 31, 2009	109,600	(742)	(18,754)	(19,496)

Abandonment of Units (Note A)	(6)	--	--	--

Net loss for the year ended
December 31, 2010	--	(10)	(977)	(987)

Partners’ deficit at
December 31, 2010	109,594	$ (752)	$(19,731)	$(20,483)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (987)	$ (803)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,448	1,259
Amortization of loan costs	39	39
Casualty gain	(59)	--
Change in accounts:
Receivables and deposits	(43)	(30)
Other assets	(121)	(27)
Accounts payable	(75)	31
Tenant security deposit liabilities	(12)	(23)
Other liabilities	15	26
Due to affiliates	323	170
Net cash provided by operating activities	528	642

Cash flows from investing activities:
Insurance proceeds received	62	--
Property improvements and replacements	(3,445)	(2,069)
Net cash used in investing activities	(3,383)	(2,069)

Cash flows from financing activities:
Payments on mortgage notes payable	(315)	(295)
Advances from affiliate	3,194	1,791
Net cash provided by financing activities	2,879	1,496

Net increase in cash and cash equivalents	24	69

Cash and cash equivalents at beginning of year	82	13

Cash and cash equivalents at end of year	$ 106	$ 82

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,638	$ 1,680

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 29	$ 27

At December 31, 2008, accounts payable included approximately $347,000 of property improvements and replacements, which are included in property improvements and replacements for the year ended December 31, 2009.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

Note A - Organization and Summary of Significant Accounting Policies

Organization

National Property Investors 6 (the "Partnership" or "Registrant") is a California limited partnership formed on October 15, 1982.  The Partnership is engaged in the business of operating and holding one apartment property located in Towson, Maryland for investment. NPI Equity Investments, Inc., a Florida corporation, became the Partnership's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The partnership agreement provides that the Partnership is to terminate on December 31, 2022.

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

Abandoned Units

During the year ended December 31, 2010, the number of limited partnership units (the “Units”) decreased by 6 Units due to limited partners abandoning their Units.  In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net Loss Per Limited Partnership Unit

Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. The number of Units used was 109,600 Units for each of the years ended December 31, 2010 and 2009.

Allocation of Income, Loss and Distributions

Net income, net loss and distributions of cash of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Statements

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At December 31, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $26,150,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $33,000 and $50,000 at December 31, 2010 and 2009, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs

Loan costs of approximately $649,000 at both December 31, 2010 and 2009, less accumulated amortization of approximately $270,000 and $231,000, respectively, are included in other assets and are amortized over the term of the related loan agreements. The total amortization expense for each of the years ended December 31, 2010 and 2009 was approximately $39,000, and is included in interest expense. Amortization expense is expected to be approximately $39,000 for each of the years 2011 through 2015.

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

Investment Property

Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. During the year ended December 31, 2009, the Partnership capitalized interest of approximately $4,000, and property taxes of approximately $1,000. There were no such capitalized costs during the year ended December 31, 2010. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2010 and 2009.

Segment Reporting

ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising Costs

Advertising costs of approximately $40,000 for both the years ended December 31, 2010 and 2009 were charged to expense as incurred and are included in operating expenses.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

	Principal					Principal
	Balance At			Stated		Balance
	December 31,		Monthly	Interest	Maturity	Due At
	2010	2009	Payment	Rate	Date	Maturity
	(in thousands)					(in thousands)
Property
Colony at Kenilworth
Apartments
1st mortgage	$11,595	$11,724	$ 84	7.58%	07/01/21	$ 9,451
2nd mortgage	12,533	12,719	78	5.93%	07/01/19	10,415
	$24,128	$24,443	$ 162			$19,866

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by pledge of the Partnership's investment property and by a pledge of revenue from the investment property. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2010 are as follows (in thousands):

2011	$ 337
2012	359
2013	384
2014	410
2015	438
Thereafter	22,200
$24,128

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable (loss) income (in thousands, except per unit data):

	2010	2009
Net loss as reported	$ (987)	$ (803)
(Deduct) add:
Depreciation differences	(265)	(190)
Prepaid rent	(1)	8
Other	(81)	(160)
Federal taxable loss	$(1,334)	$(1,145)
Federal taxable income per limited
partnership unit	$ 17.59	$ 4.45

For 2010 and 2009, allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-pro rata amount of taxable loss or income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2010	2009
Net liabilities as reported	$(20,483)	$(19,496)
Land and buildings	(761)	(664)
Accumulated depreciation	(49)	219
Syndication and distribution costs	6,295	6,295
Prepaid rent	11	11
Other	88	70
Net liabilities - tax basis	$(14,899)	$(13,565)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $225,000 and $239,000 for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $487,000 and $307,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $420,000 and $245,000, respectively.  At December 31, 2010 and 2009, approximately $214,000 and $146,000, respectively, in unpaid reimbursements were due to an affiliate of the Managing General Partner and are included in due to affiliates.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the years ended December 31, 2010 or 2009.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. No such fees were earned or paid during the years ended December 31, 2010 or 2009.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P. advanced the Partnership approximately $3,194,000 and $1,791,000, respectively, to fund operations and capital improvements at the Partnership’s investment property.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2010). Interest expense was approximately $255,000 and $131,000 for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2009, the Partnership paid approximately $23,000 of accrued interest.  There were no such payments during the year ended December 31, 2010.  At December 31, 2010 and 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $6,841,000 and $3,392,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2010, the Partnership paid $95,000 of accrued interest.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $61,000 and $60,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,622 Units in the Partnership representing 69.91% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.91% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders.Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Colony at Kenilworth
Apartments	$24,128	$1,306	$13,187	$20,460

	Gross Amount At Which Carried
	At December 31, 2010
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Colony at
Kenilworth
Apartments	$1,366	$33,587	$34,953	$24,941	1967	03/84	5-30 yrs

Reconciliation of “Investment Property and Accumulated Depreciation”:

	December 31,
	2010	2009
	(in thousands)
Investment Property
Balance at beginning of year	$ 31,584	$ 29,835
Property improvements and replacements	3,447	1,749
Casualty write off	(78)	--
Balance at end of year	$ 34,953	$ 31,584

Accumulated Depreciation
Balance at beginning of year	$ 23,568	$ 22,309
Additions charged to expense	1,448	1,259
Casualty write off	(75)	--
Balance at end of year	$ 24,941	$ 23,568

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2010 and 2009 is approximately $34,192,000 and $30,920,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2010 and 2009 is approximately $24,990,000 and $23,349,000, respectively.

Note F – Casualty Events

In February 2010, the Partnership’s property, Colony at Kenilworth Apartments, experienced damages of approximately $67,000 and clean up costs of approximately $12,000 from a snow storm. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $59,000, approximately $12,000 of which were used to cover the clean up costs. The Partnership recognized a gain of approximately $47,000 during the year ended December 31, 2010 as the associated assets were fully depreciated.

In September 2009, the Partnership’s property experienced damages of approximately $16,000 from a storm. During the year ended December 31, 2010 the Partnership received insurance proceeds of approximately $6,000. The Partnership recognized a gain of approximately $6,000 during the year ended December 31, 2010 as the associated assets were fully depreciated.

In August 2009, the Partnership’s property experienced damages of approximately $34,000 from a storm. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $9,000.  The Partnership recognized a gain of approximately $9,000 during the year ended December 31, 2010 as the associated assets were fully depreciated.

In June 2009, Colony at Kenilworth Apartments suffered damages of approximately $11,000 as a result of the theft of maintenance equipment. During the year ended December 31, 2010, the Partnership recognized a casualty loss of approximately $3,000, which is reflected in operating expenses, as a result of the write off of undepreciated damaged assets of approximately $3,000, partially offset by the receipt of insurance proceeds of less than $1,000.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any settlement amounts or plaintiffs’ attorneys’ fees as a result of this agreement.  These settlements resolve the case in its entirety.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be responsible for environmental liabilities or costs associated with its property.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	39	Director and Senior Vice President
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	49	Senior Director of Partnership Accounting

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

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Managing General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Item 11.    Executive Compensation

No directors or officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, as of December 31, 2010, no person or entity was known to own of record or beneficially more than five percent of the limited partnership units (the “Units”) of the Partnership.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $225,000 and $239,000 for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $487,000 and $307,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property in the financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment property for the years ended December 31, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $420,000 and $245,000, respectively.  At December 31, 2010 and 2009, approximately $214,000 and $146,000, respectively, in unpaid reimbursements were due to an affiliate of the Managing General Partner and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the years ended December 31, 2010 or 2009.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. No such fees were earned or paid during the years ended December 31, 2010 or 2009.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P. advanced the Partnership approximately $3,194,000 and $1,791,000, respectively, to fund operations and capital improvements at the Partnership’s investment property.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2010). Interest expense was approximately $255,000 and $131,000 for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2009, the Partnership paid approximately $23,000 of accrued interest.  There were no such payments during the year ended December 31, 2010.  At December 31, 2010 and 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $6,841,000 and $3,392,000, respectively, and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2010, the Partnership paid $95,000 of accrued interest.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $61,000 and $60,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,622 Units in the Partnership representing 69.91% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.91% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders.Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2011.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $41,000 and $38,000 for 2010 and 2009, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $6,000 for both 2010 and 2009.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2010 and 2009.

Statements of Operations for the years ended December 31, 2010 and 2009.

Statements of Changes in Partners' Deficit for the years ended December 31, 2010 and 2009.

Statements of Cash Flows for the years ended December 31, 2010 and 2009.

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

Date: March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 25, 2011
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 25, 2011
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 25, 2011
Stephen B. Waters	Accounting

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