Form 10-Q
period 2011-03-31
NATIONAL PROPERTY INVESTORS 6
filed 2011-05-13
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEETS

 (in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 109	$ 106
Receivables and deposits	422	442
Other assets	665	783
Investment property:
Land	1,366	1,366
Buildings and related personal property	33,743	33,587
	35,109	34,953
Less accumulated depreciation	(25,342)	(24,941)
	9,767	10,012
	$ 10,963	$ 11,343
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 119	$ 99
Tenant security deposit liabilities	261	262
Due to affiliates (Note B)	7,065	7,055
Other liabilities	262	282
Mortgage notes payable	24,046	24,128
	31,753	31,826

Partners' Deficit
General partner	(755)	(752)
Limited partners	(20,035)	(19,731)
	(20,790)	(20,483)
	$ 10,963	$ 11,343

Note:   The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$ 1,039	$ 1,059
Other income	126	108
Total revenues	1,165	1,167

Expenses:
Operating	400	452
General and administrative	31	31
Depreciation	401	330
Interest	506	466
Property taxes	134	117
Total expenses	1,472	1,396

Net loss	$ (307)	$ (229)

Net loss allocated to general partner (1%)	$ (3)	$ (2)
Net loss allocated to limited partners (99%)	(304)	(227)

	$ (307)	$ (229)

Net loss per limited partnership unit	$ (2.77)	$ (2.07)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	109,600	$ 1	$ 54,800	$ 54,801

Partners' deficit at
December 31, 2010	109,594	$ (752)	$(19,731)	$(20,483)

Net loss for the three months
ended March 31, 2011	--	(3)	(304)	(307)

Partners' deficit at
March 31, 2011	109,594	$ (755)	$(20,035)	$(20,790)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (307)	$ (229)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	401	330
Amortization of loan costs	10	10
Bad debt expense	(24)	(2)
Change in accounts:
Receivables and deposits	44	(6)
Other assets	108	75
Accounts payable	42	83
Tenant security deposit liabilities	(1)	4
Due to affiliates	10	61
Other liabilities	(20)	(10)
Net cash provided by operating activities	263	316

Cash flows used in investing activities:
Property improvements and replacements	(178)	(264)

Cash flows from financing activities:
Advances from affiliate	--	12
Payments on mortgage notes payable	(82)	(77)
Net cash used in financing activities	(82)	(65)

Net increase (decrease) in cash and cash equivalents	3	(13)
Cash and cash equivalents at beginning of the period	106	82

Cash and cash equivalents at end of the period	$ 109	$ 69

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 500	$ 410

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 7	$ 40

Included in property improvements and replacements for the three months ended March 31, 2011 and 2010 are approximately $29,000 and $27,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2010 and 2009, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $61,000 and $58,000 for the three months ended March 31, 2011 and 2010, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $29,000 and $42,000 for the three months ended March 31, 2011 and 2010, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $13,000 and $26,000, respectively.  At March 31, 2011 and December 31, 2010, approximately $231,000 and $214,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the three months ended March 31, 2011 or 2010.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the three months ended March 31, 2011 or 2010.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the three months ended March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $12,000 to fund operations at the Partnership’s investment property. There were no such advances during the three months ended March 31, 2011. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2011) per annum. Interest expense was approximately $88,000 and $44,000 for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, the Partnership paid approximately $95,000 of accrued interest. There were no such payments during the three months ended March 31, 2010. At March 31, 2011 and December 31, 2010, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $6,834,000 and $6,841,000, respectively, and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

Upon the sale of the Partnership’s property, NPI Equity will be entitled to an Incentive Compensation Fee equal to 3% of the difference between the sales price of the property and the appraised value for such property at February 1, 1992. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. Prior to 2010, these preferences were met.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2011, the Partnership was charged by AIMCO and its affiliates approximately $42,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $61,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At March 31, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $25,933,000.

Note D – Casualty Event

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

Note E – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Colony at Kenilworth Apartments	98%	95%
Towson, Maryland

The property attributes the occupancy increase to increased marketing efforts.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2011 and 2010 was approximately $307,000 and $229,000, respectively. The increase in net loss is due to an increase in total expenses.

Total expenses increased due to increases in depreciation, interest and property tax expenses, partially offset by a decrease in operating expenses.  General and administrative expenses remained relatively constant for the comparable periods. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at Colony at Kenilworth Apartments. Property tax expense increased primarily due to an increase in the assessed value of the property. Interest expense increased primarily due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of a higher average outstanding advance balance. Operating expenses decreased primarily due to decreases in snow removal and temporary help expenses.

Included in general and administrative expenses for the three months ended March 31, 2011 and 2010 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues remained relatively constant as a decrease in rental income was substantially offset by an increase in other income. The decrease in rental income is due to a decrease in the average rental rate and an increase in bad debt expense, partially offset by an increase in occupancy at the Partnership’s investment property. Other income increased primarily due to increases in parking fees and resident utility reimbursements, partially offset by a decrease in cleaning and damage fees at the Partnership’s investment property.

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

Liquidity and Capital Resources

At March 31, 2011, the Partnership had cash and cash equivalents of approximately $109,000, compared to approximately $106,000 at December 31, 2010.  Cash and cash equivalents increased approximately $3,000 due to approximately $263,000 of cash provided by operating activities, partially offset by approximately $178,000 and $82,000 of cash used in investing activities and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment property.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the three months ended March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $12,000 to fund operations at the Partnership’s investment property.  There were no such advances during the three months ended March 31, 2011.  The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2011).  Interest expense was approximately $88,000 and $44,000 for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, the Partnership paid approximately $95,000 of accrued interest.  There were no such payments during the three months ended March 31, 2010.  At March 31, 2011 and December 31, 2010, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $6,834,000 and $6,841,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2011, the Partnership completed approximately $156,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of fencing, lighting fixtures, floor covering replacement and building improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership.  The mortgage indebtedness encumbering Colony at Kenilworth Apartments of approximately $24,046,000 matures in July 2019 and July 2021, at which time balloon payments of approximately $10,415,000 and $9,451,000, respectively, will be due.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made by the Partnership during the three months ended March 31, 2011 and 2010. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2011, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2011 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 76,622 limited partnership units (the “Units”) in the Partnership representing 69.91% of the outstanding Units at March 31, 2011. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.91% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 13, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 13, 2011	By: /s/Stephen B. Waters
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