Form 10-Q/A
period 2011-06-30
NATIONAL PROPERTY INVESTORS 6
filed 2011-09-07
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

 Amendment No. 1

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

(864) 239-1000

(Registrant’s telephone number, including area code)

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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of National Property Investors 6 for the quarter ended June 30, 2011 filed on August 12, 2011 (the “Form 10-Q”) for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q/A contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q/A not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q/A and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: September 7, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: September 7, 2011	By: /s/Stephen B. Waters
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

     (c)         Amendments to the Partnership Agreement, incorporated by reference to the Statement Furnished in Connection with the Solicitation of the Registrant dated August 28, 1992.`

10.36            Multifamily Note dated August 31, 2007 between National Property Investors 6, a California limited partnership, and Capmark Bank, a Utah industrial bank. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated August 31, 2007.)

10.37            Amended and Restated Multifamily Note dated August 31, 2007 between National Property Investors 6, a California limited partnership, and Federal Home Loan Mortgage Corporation. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated August 31, 2007.)

31.1*            Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*            Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*            Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**        XBRL Instance Document

101.SCH**        XBRL Taxonomy Extension Schema Document

101.CAL**        XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**        XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**        XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**        XBRL Taxonomy Extension Definition Linkbase Document

* Previously filed or furnished with National Property Investors 6’s Form 10-Q filed on August 12, 2011.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed”.