Form 10-Q
period 2011-09-30
NATIONAL PROPERTY INVESTORS 6
filed 2011-11-10
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$ 82	$ 106
Receivables and deposits	454	442
Other assets	899	783
Investment property:
Land	1,366	1,366
Buildings and related personal property	28,370	33,587
Total investment property	29,736	34,953
Less accumulated depreciation	(20,120)	(24,941)
Investment property, net	9,616	10,012
Total assets	$ 11,051	$ 11,343

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 331	$ 99
Tenant security deposit liabilities	243	262
Due to affiliates	7,889	7,055
Other liabilities	317	282
Mortgage notes payable	23,878	24,128
Total liabilities	32,658	31,826

Partners' Deficit
General partner	(763)	(752)
Limited partners	(20,844)	(19,731)
Total partners’ deficit	(21,607)	(20,483)
Total liabilities and partners’ deficit	$ 11,051	$ 11,343

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$ 948	$ 1,038	$ 3,023	$ 3,157
Other income	179	143	447	390
Total revenues	1,127	1,181	3,470	3,547

Expenses:
Operating	560	521	1,378	1,421
General and administrative	37	33	102	98
Depreciation	409	381	1,208	1,047
Interest	514	493	1,525	1,427
Property taxes	123	124	381	359
Total expenses	1,643	1,552	4,594	4,352

Casualty gain	--	62	--	62

Net loss	$ (516)	$ (309)	$(1,124)	$ (743)

Net loss allocated to general
partner (1%)	$ (5)	$ (3)	$ (11)	$ (7)
Net loss allocated to limited
partners (99%)	$ (511)	$ (306)	$(1,113)	$ (736)

Net loss per limited partnership
unit	$ (4.66)	$ (2.79)	$(10.16)	$ (6.72)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

	General	Limited

Partner

Partners

			Total

Partners' deficit at December 31, 2010	$ (752)	$(19,731)	$(20,483)

Net loss for the nine months
ended September 30, 2011	(11)	(1,113)	(1,124)

Partners' deficit at September 30, 2011	$ (763)	$(20,844)	$(21,607)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$ (1,124)	$ (743)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,208	1,047
Amortization of loan costs	30	29
Bad debt expense	72	3
Casualty gain	--	(59)
Change in accounts:
Receivables and deposits	(84)	9
Other assets	(146)	(299)
Accounts payable	127	(45)
Tenant security deposit liabilities	(19)	(23)
Due to affiliates	228	217
Other liabilities	35	19
Net cash provided by operating activities	327	155

Cash flows from investing activities:
Insurance proceeds received	--	62
Property improvements and replacements	(707)	(2,742)
Net cash used in investing activities	(707)	(2,680)

Cash flows from financing activities:
Payments on mortgage notes payable	(250)	(234)
Advances from affiliate	606	2,702
Net cash provided by financing activities	356	2,468

Net decrease in cash and cash equivalents	(24)	(57)
Cash and cash equivalents at beginning of period	106	82
Cash and cash equivalents at end of period	$ 82	$ 25

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,307	$ 1,227

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 134	$ 487

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

Subject to the prior approval of its limited partners, the Partnership plans to enter into an agreement and plan of conversion and merger, or merger agreement, with AIMCO Properties, L.P., and AIMCO NPI 6 Merger Sub LLC or the Aimco Subsidiary, a wholly owned subsidiary of AIMCO Properties, L.P.  First, under the proposed merger agreement, the Partnership will be converted from a California limited partnership to a Delaware limited partnership, or New NPI.  In the conversion, each unit of limited partnership interest in the Partnership, or NPI Unit, will be converted into an identical unit of limited partnership interest in New NPI, or New NPI Unit, and the general partnership interest in the Partnership now held by NPI Equity Investments, Inc. will be converted into a general partnership interest in New NPI. Second, the Aimco Subsidiary will be merged with and into New NPI, with New NPI as the surviving entity.  In the merger, each New NPI Unit will be converted into the right to receive, at the election of the holder of such unit, either (i) $41.08 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $41.08 by the average closing price of Aimco common stock as reported on the New York Stock Exchange over the ten consecutive trading days ending on the second trading day immediately prior to the consummation of the merger.  However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Unit.  Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

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

Under applicable law, the merger agreement, the conversion, the merger and the amendment must be approved by the Partnership’s managing general partner and a majority of the limited partnership units. The managing general partner has determined that the merger agreement, the conversion, the merger and the amendment are advisable and in the best interests of the Partnership and its limited partners; has approved the merger agreement, the conversion, the merger and the amendment; and has recommended that the limited partners approve the merger agreement, the conversion, the merger and the amendment. However, the terms of the merger may be modified before the merger is completed.  As of September 30, 2011, the Partnership had issued and outstanding 109,594 NPI Units, and AIMCO Properties, L.P. and its affiliates owned 76,622 of those NPI Units, or approximately 69.91% of the number of NPI Units outstanding.  Approximately 46,289 of the NPI Units owned by AIMCO Properties, L.P. and its affiliates are subject to a voting restriction, which requires such units to be voted in proportion to the votes cast with respect to NPI Units not subject to this voting restriction. AIMCO Properties, L.P. and its affiliates have indicated that they will vote all of their NPI Units that are not subject to this restriction, approximately 30,333 NPI Units or approximately 27.68% of the outstanding NPI Units, in favor of the merger agreement, the conversion, the merger and the amendment.  As a result, AIMCO Properties, L.P. and its affiliates expect to vote a minimum of 52,512 NPI Units, or approximately 47.92% of the NPI Units outstanding, in favor of the proposal.  Taking into account the remaining restricted NPI Units that AIMCO Properties, L.P. and its affiliates will vote in proportion to the remaining unrestricted NPI Units, the affirmative vote of at least 1,321 NPI Units held by limited partners unaffiliated with AIMCO Properties, L.P. is required to approve the merger agreement, the conversion, the merger and the amendment.  Approval of this proposal is a condition to the completion of the merger.  If the proposal is not approved, the merger will not be completed.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $171,000 and $169,000 for the nine months ended September 30, 2011 and 2010, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $128,000 and $430,000 for the nine months ended September 30, 2011 and 2010, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $82,000 and $380,000, respectively.  At September 30, 2011 and December 31, 2010, approximately $262,000 and $214,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the nine months ended September 30, 2011 or 2010.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the nine months ended September 30, 2011 or 2010.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the nine months ended September 30, 2011 and 2010, AIMCO Properties, L.P. advanced the Partnership approximately $606,000 and $2,702,000 to fund real estate taxes, capital improvements and operations at the Partnership’s investment property. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2011) per annum. Interest expense was approximately $275,000 and $166,000 for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, the Partnership paid approximately $95,000 of accrued interest. There were no such payments during the nine months ended September 30, 2010. At September 30, 2011 and December 31, 2010, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $7,627,000 and $6,841,000, respectively, and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $214,000 to fund operations at the Partnership’s investment property.

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

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $42,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $61,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At September 30, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $27,453,000.

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

Note F – Investment Property

During the nine months ended September 30, 2011, the Partnership retired and wrote-off personal property no longer being used that had a cost basis of approximately $6,020,000 and accumulated depreciation of approximately $6,020,000.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Colony at Kenilworth Apartments	93%	94%
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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2011 was approximately $516,000 and $1,124,000, respectively, compared to net loss of approximately $309,000 and $743,000, respectively, for the corresponding periods in 2010. The increase in net loss for both the three and nine months ended September 30, 2011 is due to an increase in total expenses, a decrease in total revenues and the recognition of a casualty gain in 2010.

Total expenses increased for the three months ended September 30, 2011 due to increases in operating, deprecation and interest expenses. Property tax expense and general and administrative expenses remained relatively constant for the three months ended September 30, 2011. Total expenses increased for the nine months ended September 30, 2011 due to increases in depreciation, interest and property tax expenses, partially offset by a decrease in operating expense. General and administrative expenses remained relatively constant for the nine months ended September 30, 2011. Operating expenses increased for the three months ended September 30, 2011 due to increases in turnover costs and maintenance expenses. Operating expenses decreased for the nine months ended September 30, 2011 primarily due to decreases in snow removal and contract services, partially offset by an increase in utilities. Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months at Colony at Kenilworth Apartments.  Interest expense increased for both periods primarily due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of a higher average outstanding advance balance.  Property tax expense increased for the nine months ended September 30, 2011 primarily due to an increase in the assessed value of the property.

Included in general and administrative expenses for the three and nine months ended September 30, 2011 and 2010 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Total revenues decreased for both periods due to a decrease in rental income, partially offset by an increase in other income.  Rental income decreased for both periods due to decreases in occupancy and the average rental rate and an increase in bad debt expense at the Partnership’s investment property. Other income increased for both periods primarily due to increases in resident utility reimbursements, lease cancellation fees and late fees, partially offset by a decrease in cleaning and damage fees at the Partnership’s investment property.

Liquidity and Capital Resources

At September 30, 2011, the Partnership had cash and cash equivalents of approximately $82,000, compared to approximately $106,000 at December 31, 2010. Cash and cash equivalents decreased approximately $24,000 due to approximately $707,000 of cash used in investing activities, partially offset by approximately $356,000 and $327,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements.  Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., partially offset by principal payments made on the mortgages encumbering the Partnership’s investment property.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the nine months ended September 30, 2011 and 2010, AIMCO Properties, L.P. advanced the Partnership approximately $606,000 and $2,702,000 to fund real estate taxes, capital improvements and operations at the Partnership’s investment property. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2011) per annum. Interest expense was approximately $275,000 and $166,000 for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, the Partnership paid approximately $95,000 of accrued interest. There were no such payments during the nine months ended September 30, 2010. At September 30, 2011 and December 31, 2010, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $7,627,000 and $6,841,000, respectively, and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $214,000 to fund operations at the Partnership’s investment property.

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

During the nine months ended September 30, 2011, the Partnership completed approximately $812,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of fencing, building improvements, lighting fixtures, and sidewalk and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership. If cash flows are insufficient for the Partnership to meet its current obligations, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness encumbering Colony at Kenilworth Apartments of approximately $23,878,000 matures in July 2019 and July 2021, at which time balloon payments of approximately $10,415,000 and $9,451,000, respectively, will be due.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made by the Partnership during the nine months ended September 30, 2011 and 2010. If the merger transaction (as discussed below) is not consummated, future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2011, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2011 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, Aimco and its affiliates owned 76,622 limited partnership units (the “Units”) in the Partnership representing 69.91% of the outstanding Units at September 30, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.91% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Subject to the prior approval of its limited partners, the Partnership plans to enter into an agreement and plan of conversion and merger, or merger agreement, with AIMCO Properties, L.P., and AIMCO NPI 6 Merger Sub LLC or the Aimco Subsidiary, a wholly owned subsidiary of AIMCO Properties, L.P.  First, under the proposed merger agreement, the Partnership will be converted from a California limited partnership to a Delaware limited partnership, or New NPI.  In the conversion, each unit of limited partnership interest in the Partnership, or NPI Unit, will be converted into an identical unit of limited partnership interest in New NPI, or New NPI Unit, and the general partnership interest in the Partnership now held by NPI Equity Investments, Inc. will be converted into a general partnership interest in New NPI. Second, the Aimco Subsidiary will be merged with and into New NPI, with New NPI as the surviving entity.  In the merger, each New NPI Unit will be converted into the right to receive, at the election of the holder of such unit, either (i) $41.08 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $41.08 by the average closing price of Aimco common stock as reported on the New York Stock Exchange over the ten consecutive trading days ending on the second trading day immediately prior to the consummation of the merger.  However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Unit.  Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

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

Under applicable law, the merger agreement, the conversion, the merger and the amendment must be approved by the Partnership’s managing general partner and a majority of the limited partnership units. The managing general partner has determined that the merger agreement, the conversion, the merger and the amendment are advisable and in the best interests of the Partnership and its limited partners; has approved the merger agreement, the conversion, the merger and the amendment; and has recommended that the limited partners approve the merger agreement, the conversion, the merger and the amendment. However, the terms of the merger may be modified before the merger is completed. As of September 30, 2011, the Partnership had issued and outstanding 109,594 NPI Units, and AIMCO Properties, L.P. and its affiliates owned 76,622 of those NPI Units, or approximately 69.91% of the number of NPI Units outstanding.  Approximately 46,289 of the NPI Units owned by AIMCO Properties, L.P. and its affiliates are subject to a voting restriction, which requires such units to be voted in proportion to the votes cast with respect to NPI Units not subject to this voting restriction. AIMCO Properties, L.P. and its affiliates have indicated that they will vote all of their NPI Units that are not subject to this restriction, approximately 30,333 NPI Units or approximately 27.68% of the outstanding NPI Units, in favor of the merger agreement, the conversion, the merger and the amendment.  As a result, AIMCO Properties, L.P. and its affiliates expect to vote a minimum of 52,512 NPI Units, or approximately 47.92% of the NPI Units outstanding, in favor of the proposal.  Taking into account the remaining restricted NPI Units that AIMCO Properties, L.P. and its affiliates will vote in proportion to the remaining unrestricted NPI Units, the affirmative vote of at least 1,321 NPI Units held by limited partners unaffiliated with AIMCO Properties, L.P. is required to approve the merger agreement, the conversion, the merger and the amendment.  Approval of this proposal is a condition to the completion of the merger.  If the proposal is not approved, the merger will not be completed.

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

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 10, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 10, 2011	By: /s/Stephen B. Waters
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

101              XBRL (Extensible Business Reporting Language). The following materials from National Property Investors 6’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)              As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.