Form 10-K
period 2011-12-31
NATIONAL PROPERTY INVESTORS 6
filed 2012-03-16
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-11864

NATIONAL PROPERTY INVESTORS 6

(Exact name of registrant as specified in its charter)

California	13-3140364
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80 International Drive, PO Box 1089

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

As previously reported, subject to the prior approval of its limited partners, the Partnership had planned to enter into an agreement and plan of conversion and merger, or Proposed Merger Agreement, with AIMCO Properties, L.P., and AIMCO NPI 6 Merger Sub LLC or the Aimco Subsidiary, a wholly owned subsidiary of AIMCO Properties, L.P. On January 27, 2012, AIMCO Properties, L.P. determined not to pursue the transaction contemplated by the Proposed Merger Agreement.

The Partnership has no full time employees.  Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the years ended December 31, 2011 and 2010.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 1A.    Risk Factors

Not applicable.

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Colony at Kenilworth
Apartments	$29,941	$20,528	5-30 yrs	S/L	$ 8,945

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

	Principal				Principal
	Balance At	Fixed			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2011	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)

Colony at Kenilworth
Apartments
1st mortgage	$11,456	7.58%	30 yrs	07/01/21	$ 9,451
2nd mortgage	12,335	5.93%	30 yrs	07/01/19	10,415
	$23,791				$19,866

(1)   See “Note B - Mortgage Notes Payable” to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2011 and 2010 for the property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2011	2010	2011	2010

Colony at Kenilworth Apartments	$11,692	$11,631	93%	95%

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2011 for the property were as follows:

	2011	2011
	Billing	Rate
	(in thousands)

Colony at Kenilworth Apartments (1)	$493	1.72%

(1)   Property’s tax year is not on a calendar year basis.

Capital Improvements

During the year ended December 31, 2011, the Partnership completed approximately $1,017,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of fencing, building improvements, lighting fixtures and sidewalk and floor covering replacement. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P.The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2012. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

None.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 109,600 Limited Partnership Units (the “Units”) aggregating $54,800,000. As of December 31, 2011, the Partnership had 109,560 Units outstanding held by 1,906 limited partners of record. Affiliates of the Managing General Partner owned 76,622 Units or 69.93% at December 31, 2011. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made by the Partnership during the years ended December 31, 2011 and 2010. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2011, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2012 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, Aimco and its affiliates owned 76,622 Units in the Partnership representing 69.93% of the outstanding Units at December 31, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.93% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders.Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Item 6.     Selected Financial Data

Not applicable.

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

Results of Operations

The Partnership’s net loss for the years ended December 31, 2011 and 2010 was approximately $1,485,000 and $987,000, respectively. The increase in net loss is due to an increase in total expenses and a decrease in total revenues, and a decrease in the recognition of casualty gains.

Total expenses increased due to increases in operating, depreciation, interest and property tax expenses. General and administrative expenses remained relatively constant for the comparable periods. Operating expenses increased due to increases in turnover costs, utilities, maintenance and advertising expenses, partially offset by decreases in snow removal and contract services. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at Colony at Kenilworth Apartments. Interest expense increased primarily due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of a higher average outstanding advance balance.  Property tax expense increased primarily due to an increase in the assessed value of the property.

Included in general and administrative expenses for the years ended December 31, 2011 and 2010 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income.  Rental income decreased due to a decrease in occupancy and an increase in bad debt expense, partially offset by an increase in the average rental rate at the Partnership’s investment property. Other income increased primarily due to increases in resident utility reimbursements, lease cancellation fees and late fees, partially offset by a decrease in cleaning and damage fees at the Partnership’s investment property.

In February 2010, the Partnership’s property, Colony at Kenilworth Apartments, experienced damages of approximately $67,000 and clean up costs of approximately $12,000 from a snow storm. During the year ended December 30, 2010, the Partnership received insurance proceeds of approximately $59,000, approximately $12,000 of which were used to cover the clean up costs. The Partnership recognized a gain of approximately $47,000 during the year ended December 31, 2010 as the associated assets were fully depreciated. During the year ended December 31, 2011, the Partnership received additional insurance proceeds of approximately $11,000 and recognized a gain of approximately $11,000 during the year ended December 31, 2011.

In September 2009, the Partnership’s property experienced damages of approximately $16,000 from a storm. During the year ended December 31, 2010 the Partnership received insurance proceeds of approximately $6,000. The Partnership recognized a gain of approximately $6,000 during the year ended December 31, 2010 as the associated assets were fully depreciated.

In August 2009, the Partnership’s property experienced damages of approximately $34,000 from a storm. During the year ended December 31, 2010 the Partnership received insurance proceeds of approximately $9,000.  The Partnership recognized a gain of approximately $9,000 during the year ended December 31, 2010 as the associated assets were fully depreciated.

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

Liquidity and Capital Resources

At December 31, 2011, the Partnership had cash and cash equivalents of approximately $65,000, compared to approximately $106,000 at December 31, 2010. Cash and cash equivalents decreased approximately $41,000 due to approximately $997,000 of cash used in investing activities, partially offset by approximately $483,000 and $473,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.  Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., partially offset by principal payments made on the mortgages encumbering the Partnership’s investment property.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the years ended December 31, 2011 and 2010, AIMCO Properties, L.P. advanced the Partnership approximately $820,000 and $3,194,000, respectively, to fund real estate taxes, capital improvements and operations at the Partnership’s investment property.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2011) per annum. Interest expense was approximately $378,000 and $255,000 for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Partnership paid approximately $95,000 of accrued interest. There were no such payments during the year ended December 31, 2010. At December 31, 2011 and 2010, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $7,944,000 and $6,841,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2012. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership. If cash flows are insufficient for the Partnership to meet its current obligations, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness encumbering Colony at Kenilworth Apartments of approximately $23,791,000 matures in July 2019 and July 2021, at which time balloon payments of approximately $10,415,000 and $9,451,000, respectively, will be due.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made by the Partnership during the years ended December 31, 2011 and 2010. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2011, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2012 or subsequent periods.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.     Financial Statements and Supplementary Data

NATIONAL PROPERTY INVESTORS 6

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2011 and 2010

Statements of Operations - Years ended December 31, 2011 and 2010

Statements of Changes in Partners' Deficit - Years ended December 31, 2011 and 2010

Statements of Cash Flows - Years ended December 31, 2011 and 2010

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors 6

We have audited the accompanying balance sheets of National Property Investors 6 as of December 31, 2011 and 2010, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 6 at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 16, 2012

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEETS
(In thousands)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$ 65	$ 106
Receivables and deposits	519	442
Other assets	739	783
Investment property:
Land	1,366	1,366
Buildings and related personal property	28,575	33,587
Total investment property	29,941	34,953
Less accumulated depreciation	(20,528)	(24,941)
Investment property, net	9,413	10,012
Total assets	$ 10,736	$ 11,343

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 152	$ 99
Tenant security deposit liabilities	253	262
Due to affiliates	8,219	7,055
Other liabilities	289	282
Mortgage notes payable	23,791	24,128
Total liabilities	32,704	31,826

Partners' Deficit
General partner	(767)	(752)
Limited partners	(21,201)	(19,731)
Total partners’ deficit	(21,968)	(20,483)
Total liabilities and partners’ deficit	$ 10,736	$ 11,343

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Years Ended December 31,
	2011	2010
Revenues:
Rental income	$ 4,069	$ 4,218
Other income	579	509
Total revenues	4,648	4,727

Expenses:
Operating	1,838	1,779
General and administrative	134	128
Depreciation	1,616	1,448
Interest	2,041	1,938
Property taxes	515	483
Total expenses	6,144	5,776

Casualty gains	11	62

Net loss	$ (1,485)	$ (987)

Net loss allocated to general partner (1%)	$ (15)	$ (10)
Net loss allocated to limited partners (99%)	(1,470)	(977)

	$ (1,485)	$ (987)

Net loss per limited partnership unit	$ (13.41)	$ (8.91)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(In thousands)

	General	Limited

Partner

Partners

			Total

Partners' deficit at December 31, 2009	$ (742)	$(18,754)	$(19,496)

Net loss for the year ended
December 31, 2010	(10)	(977)	(987)

Partners' deficit at December 31, 2010	(752)	(19,731)	(20,483)

Net loss for the year ended
December 31, 2011	(15)	(1,470)	(1,485)

Partners’ deficit at December 31, 2011	$ (767)	$(21,201)	$(21,968)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (1,485)	$ (987)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,616	1,448
Amortization of loan costs	40	39
Bad debt expense	96	12
Casualty gains	(11)	(59)
Change in accounts:
Receivables and deposits	(173)	(55)
Other assets	4	(121)
Accounts payable	44	(75)
Tenant security deposit liabilities	(9)	(12)
Other liabilities	7	15
Due to affiliates	344	323
Net cash provided by operating activities	473	528

Cash flows from investing activities:
Insurance proceeds received	11	62
Property improvements and replacements	(1,008)	(3,445)
Net cash used in investing activities	(997)	(3,383)

Cash flows from financing activities:
Payments on mortgage notes payable	(337)	(315)
Advances from affiliate	820	3,194
Net cash provided by financing activities	483	2,879

Net (decrease) increase in cash and cash equivalents	(41)	24
Cash and cash equivalents at beginning of year	106	82
Cash and cash equivalents at end of year	$ 65	$ 106

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,712	$ 1,638

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 38	$ 29

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

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

As previously reported, subject to the prior approval of its limited partners, the Partnership had planned to enter into an agreement and plan of conversion and merger, or Proposed Merger Agreement, with AIMCO Properties, L.P., and AIMCO NPI 6 Merger Sub LLC or the Aimco Subsidiary, a wholly owned subsidiary of AIMCO Properties, L.P. On January 27, 2012, AIMCO Properties, L.P. determined not to pursue the transaction contemplated by the Proposed Merger Agreement.

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Reclassifications

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

Abandoned Units

During the years ended December 31, 2011 and 2010, the number of limited partnership units (the “Units”) decreased by 34 and 6 Units, respectively, due to limited partners abandoning their Units.  In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net Loss Per Limited Partnership Unit

Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. The number of Units used was 109,594 and 109,600 Units for the years ended December 31, 2011 and 2010, respectively.

Allocation of Income, Loss and Distributions

Net income, net loss and distributions of cash of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Statements

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At December 31, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $26,863,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $5,000 and $33,000 at December 31, 2011 and 2010, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs

Loan costs of approximately $649,000 at both December 31, 2011 and 2010, less accumulated amortization of approximately $310,000 and $270,000, respectively, are included in other assets and are amortized over the term of the related loan agreements. The total amortization expense for the years ended December 31, 2011 and 2010 was approximately $40,000 and $39,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $39,000 for each of the years 2012 through 2016.

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

Investment Property

Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level. The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. The Partnership did not capitalize any costs related to interest, property taxes or insurance during the years ended December 31, 2011 and 2010. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2011 and 2010.

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

Advertising Costs

Advertising costs of approximately $64,000 and $40,000 for the years ended December 31, 2011 and 2010, respectively, were charged to expense as incurred and are included in operating expenses.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

	Principal					Principal
	Balance At			Stated		Balance
	December 31,		Monthly	Interest	Maturity	Due At
	2011	2010	Payment	Rate	Date	Maturity
	(in thousands)					(in thousands)
Property
Colony at Kenilworth
Apartments
1st mortgage	$11,456	$11,595	$ 84	7.58%	07/01/21	$ 9,451
2nd mortgage	12,335	12,533	78	5.93%	07/01/19	10,415
	$23,791	$24,128	$ 162			$19,866

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by pledge of the Partnership's investment property and by a pledge of revenue from the investment property. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2011 are as follows (in thousands):

2012	$ 359
2013	384
2014	410
2015	438
2016	468
Thereafter	21,732
$23,791

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable (loss) income (in thousands, except per unit data):

	2011	2010
Net loss as reported	$(1,485)	$ (987)
(Deduct) add:
Depreciation differences	360	(265)
Prepaid rent	5	(1)
Other	(9)	(81)
Federal taxable loss	$(1,129)	$(1,334)
Federal taxable income per limited
partnership unit	$ .73	$ 17.59

For 2011 and 2010, allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-pro rata amount of taxable loss or income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2011	2010
Net liabilities as reported	$(21,968)	$(20,483)
Land and buildings	5,221	(761)
Accumulated depreciation	(5,689)	(49)
Syndication and distribution costs	6,295	6,295
Prepaid rent	15	11
Other	98	88
Net liabilities - tax basis	$(16,028)	$(14,899)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $224,000 and $225,000 for the years ended December 31, 2011 and 2010, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $161,000 and $487,000 for the years ended December 31, 2011 and 2010, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $101,000 and $420,000, respectively.  At December 31, 2011 and 2010, approximately $275,000 and $214,000, respectively, in unpaid reimbursements were due to the Managing General Partner and are included in due to affiliates.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the years ended December 31, 2011 or 2010.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. No such fees were earned or paid during the years ended December 31, 2011 or 2010.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the years ended December 31, 2011 and 2010, AIMCO Properties, L.P. advanced the Partnership approximately $820,000 and $3,194,000, respectively, to fund real estate taxes, capital improvements and operations at the Partnership’s investment property.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2011) per annum. Interest expense was approximately $378,000 and $255,000 for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Partnership paid approximately $95,000 of accrued interest. There were no such payments during the year ended December 31, 2010. At December 31, 2011 and 2010, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $7,944,000 and $6,841,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2011 and 2010, the Partnership was charged by Aimco and its affiliates approximately $59,000 and $61,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, Aimco and its affiliates owned 76,622 Units in the Partnership representing 69.93% of the outstanding Units at December 31, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.93% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders.Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Colony at Kenilworth
Apartments	$23,791	$1,306	$13,187	$15,448

	Gross Amount At Which Carried
	At December 31, 2011
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Colony at
Kenilworth
Apartments	$1,366	$28,575	$29,941	$20,528	1967	03/84	5-30 yrs

Reconciliation of “Investment Property and Accumulated Depreciation”:

	December 31,
	2011	2010
	(in thousands)
Investment Property
Balance at beginning of year	$ 34,953	$ 31,584
Property improvements and replacements	1,017	3,447
Casualty write off	(9)	(78)
Retirement of assets	(6,020)	--
Balance at end of year	$ 29,941	$ 34,953

Accumulated Depreciation
Balance at beginning of year	$ 24,941	$ 23,568
Additions charged to expense	1,616	1,448
Casualty write off	(9)	(75)
Retirement of assets	(6,020)	--
Balance at end of year	$ 20,528	$ 24,941

During the year ended December 30, 2011, the Partnership retired and wrote-off personal property no longer being used that had a cost basis of approximately $6,020,000 and accumulated depreciation of approximately $6,020,000, which are included in the table above.

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2011 and 2010 is approximately $35,162,000 and $34,192,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2011 and 2010 is approximately $26,217,000 and $24,990,000, respectively.

Note F – Casualty Events

In February 2010, the Partnership’s property, Colony at Kenilworth Apartments, experienced damages of approximately $67,000 and clean up costs of approximately $12,000 from a snow storm. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $59,000, approximately $12,000 of which were used to cover the clean up costs. The Partnership recognized a gain of approximately $47,000 during the year ended December 31, 2010 as the associated assets were fully depreciated. During the year ended December 31, 2011, the Partnership received additional insurance proceeds of approximately $11,000 and recognized a gain of approximately $11,000 during the year ended December 31, 2011.

In September 2009, the Partnership’s property experienced damages of approximately $16,000 from a storm. During the year ended December 31, 2010 the Partnership received insurance proceeds of approximately $6,000. The Partnership recognized a gain of approximately $6,000 during the year ended December 31, 2010 as the associated assets were fully depreciated.

In August 2009, the Partnership’s property experienced damages of approximately $34,000 from a storm. During the year ended December 31, 2010 the Partnership received insurance proceeds of approximately $9,000.  The Partnership recognized a gain of approximately $9,000 during the year ended December 31, 2010 as the associated assets were fully depreciated.

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

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws for the proper operation of the disposal facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be responsible for environmental liabilities or costs associated with its property.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting is effective.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	40	Director and Senior Vice President
John Bezzant	49	Director and Executive Vice President
Ernest M. Freedman	41	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	43	Executive Vice President, General Counsel and Secretary
Paul Beldin	38	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	50	Senior Director of Partnership Accounting

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of Aimco and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with Aimco and serves as the equivalent of the principal financial officer of the Partnership.  Mr. Waters joined Aimco as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and Aimco in April 2004.  Prior to joining Aimco, Mr. Waters was a senior manager at Ernst & Young LLP.

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

Item 11.    Executive Compensation

No directors or officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, as of December 31, 2011, no person or entity was known to own of record or beneficially more than five percent of the limited partnership units (the “Units”) of the Partnership.

	Number of Units	Percentage

AIMCO IPLP, L.P.	48,033	43.84%
(an affiliate of Aimco)
AIMCO Properties, L.P.	28,589	26.09%
(an affiliate of Aimco)

AIMCO IPLP, L.P. is indirectly ultimately owned by Aimco. Its business address is 80 International Drive, Greenville, SC 29615.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $224,000 and $225,000 for the years ended December 31, 2011 and 2010, respectively.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $161,000 and $487,000 for the years ended December 31, 2011 and 2010, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $101,000 and $420,000, respectively.  At December 31, 2011 and 2010, approximately $275,000 and $214,000, respectively, in unpaid reimbursements were due to an affiliate of the Managing General Partner.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the years ended December 31, 2011 or 2010.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. No such fees were earned or paid during the years ended December 31, 2011 or 2010.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the years ended December 31, 2011 and 2010, AIMCO Properties, L.P. advanced the Partnership approximately $820,000 and $3,194,000, respectively, to fund real estate taxes, capital improvements and operations at the Partnership’s investment property.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2011) per annum. Interest expense was approximately $378,000 and $255,000 for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Partnership paid approximately $95,000 of accrued interest. There were no such payments during the year ended December 31, 2010. At December 31, 2011 and 2010, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $7,944,000 and $6,841,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2011 and 2010, the Partnership was charged by Aimco and its affiliates approximately $59,000 and $61,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, Aimco and its affiliates owned 76,622 Units in the Partnership representing 69.93% of the outstanding Units at December 31, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.93% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders.Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2012.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2011 and 2010 are described below.

Audit Fees.  Fees for audit services totaled approximately $39,000 and $41,000 for 2011 and 2010, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $6,000 for both 2011 and 2010.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2011 and 2010.

Statements of Operations for the years ended December 31, 2011 and 2010.

Statements of Changes in Partners' Deficit for the years ended December 31, 2011 and 2010.

Statements of Cash Flows for the years ended December 31, 2011 and 2010.

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

Date: March 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 16, 2012
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 16, 2012
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 16, 2012
Stephen B. Waters	Accounting

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

101              XBRL (Extensible Business Reporting Language). The following materials from National Property Investors 6’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)              As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.