Form 10-Q
period 2012-09-30
NATIONAL PROPERTY INVESTORS 6
filed 2012-11-13
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2012	2011

Assets
Cash and cash equivalents	$ 110	$ 65
Receivables and deposits	416	519
Other assets	861	739
Investment property:
Land	1,366	1,366
Buildings and related personal property	29,175	28,575
Total investment property	30,541	29,941
Less accumulated depreciation	(21,543)	(20,528)
Investment property, net	8,998	9,413
Total assets	$ 10,385	$ 10,736

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 356	$ 152
Tenant security deposit liabilities	187	253
Due to affiliates	9,241	8,219
Other liabilities	324	289
Mortgage notes payable	23,524	23,791
Total liabilities	33,632	32,704

Partners' Deficit
General partner	(780)	(767)
Limited partners	(22,467)	(21,201)
Total partners’ deficit	(23,247)	(21,968)
Total liabilities and partners’ deficit	$ 10,385	$ 10,736

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$ 1,035	$ 948	$ 3,100	$ 3,023
Other income	174	179	429	447
Total revenues	1,209	1,127	3,529	3,470

Expenses:
Operating	648	560	1,558	1,378
General and administrative	34	37	88	102
Depreciation	409	409	1,225	1,208
Interest	525	514	1,560	1,525
Property taxes	131	123	377	381
Total expenses	1,747	1,643	4,808	4,594

Net loss	$ (538)	$ (516)	$(1,279)	$(1,124)

Net loss allocated to general
partner (1%)	$ (6)	$ (5)	$ (13)	$ (11)
Net loss allocated to limited
partners (99%)	$ (532)	$ (511)	$(1,266)	$(1,113)

Net loss per limited partnership
unit	$ (4.86)	$ (4.66)	$(11.56)	$(10.16)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(In thousands)

	General	Limited

Partner

Partners

			Total

Partners' deficit at December 31, 2011	$ (767)	$(21,201)	$(21,968)

Net loss for the nine months ended
September 30, 2012	(13)	(1,266)	(1,279)

Partners' deficit at September 30, 2012	$ (780)	$(22,467)	$(23,247)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$ (1,279)	$ (1,124)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,225	1,208
Amortization of loan costs	29	30
Bad debt expense	70	72
Change in accounts:
Receivables and deposits	33	(84)
Other assets	(151)	(146)
Accounts payable	46	127
Tenant security deposit liabilities	(66)	(19)
Due to affiliates	367	228
Other liabilities	35	35
Net cash provided by operating activities	309	327

Cash flows used in investing activities:
Property improvements and replacements	(652)	(707)

Cash flows from financing activities:
Payments on mortgage notes payable	(267)	(250)
Advances from affiliate	655	606
Net cash provided by financing activities	388	356

Net increase (decrease) in cash and cash equivalents	45	(24)
Cash and cash equivalents at beginning of period	65	106
Cash and cash equivalents at end of period	$ 110	$ 82

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,196	$ 1,307

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 196	$ 134

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.

At September 30, 2012 and December 31, 2011, the Partnership had outstanding 109,560 units of limited partnership interest.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $175,000 and $171,000 for the nine months ended September 30, 2012 and 2011, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $110,000 and $128,000 for the nine months ended September 30, 2012 and 2011, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2012 and 2011 are construction management services provided by an affiliate of the Managing General Partner of approximately $74,000 and $82,000, respectively.  At September 30, 2012 and December 31, 2011, approximately $317,000 and $275,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the nine months ended September 30, 2012 or 2011.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the nine months ended September 30, 2012 or 2011.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the nine months ended September 30, 2012, AIMCO Properties, L.P. advanced the Partnership approximately $655,000 to fund operations at the Partnership and real estate taxes and operations at the Partnership’s investment property. During the nine months ended September 30, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $606,000 to fund real estate taxes and operations at the Partnership’s investment property. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2012) per annum. Interest expense was approximately $325,000 and $275,000 for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2011, the Partnership paid approximately $95,000 of accrued interest. There were no such payments during the nine months ended September 30, 2012. At September 30, 2012 and December 31, 2011, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $8,924,000 and $7,944,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2012, the Partnership was charged by Aimco and its affiliates approximately $42,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2012 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $59,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2011.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date. Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy.  The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At September 30, 2012, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $26,784,000.

Note D – Investment Property

During the nine months ended September 30, 2012, the Partnership retired and wrote-off personal property no longer being used that had a cost basis of approximately $212,000 and accumulated depreciation of approximately $212,000.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2012 and 2011:

	Average Occupancy
Property	2012	2011

Colony at Kenilworth Apartments	92%	93%
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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2012 was approximately $538,000 and $1,279,000, respectively, compared to net loss of approximately $516,000 and $1,124,000, respectively, for the corresponding periods in 2011. The increase in net loss for both the three and nine months ended September 30, 2012 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for both the three and nine months ended September 30, 2012 primarily due to increases in operating and interest expenses. Depreciation, property tax and general and administrative expenses remained relatively constant for the comparable periods. Operating expenses increased primarily due to increases in contract services for landscaping and pest control, call center and turnover costs and software and maintenance expenses. Interest expense increased primarily due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of a higher average outstanding advance balance.

Included in general and administrative expenses for the three and nine months ended September 30, 2012 and 2011 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both the three and nine months ended September 30, 2012 due to an increase in rental income. Other income remained relatively constant for the comparable periods. Rental income increased for the three month period due to an increase in the average rental rate and an increase in occupancy. Rental income increased for the nine month period due to an increase in the average rental rate, partially offset by a decrease in occupancy.

Liquidity and Capital Resources

At September 30, 2012, the Partnership had cash and cash equivalents of approximately $110,000, compared to approximately $65,000 at December 31, 2011.  Cash and cash equivalents increased approximately $45,000 due to approximately $309,000 and $388,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $652,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from AIMCO Properties, L.P., partially offset by principal payments made on the mortgages encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the nine months ended September 30, 2012, AIMCO Properties, L.P. advanced the Partnership approximately $655,000 to fund operations at the Partnership and real estate taxes and operations at the Partnership’s investment property. During the nine months ended September 30, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $606,000 to fund real estate taxes and operations at the Partnership’s investment property. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2012) per annum. Interest expense was approximately $325,000 and $275,000 for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2011, the Partnership paid approximately $95,000 of accrued interest. There were no such payments during the nine months ended September 30, 2012. At September 30, 2012 and December 31, 2011, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $8,924,000 and $7,944,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2012, the Partnership completed approximately $810,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of roofing, countertops, building improvements, heating and electrical upgrades and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2012. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any of its near-term needs (exclusive of capital improvements and repayment of advances from affiliates). If cash flows are insufficient for the Partnership to meet its current obligations, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness encumbering Colony at Kenilworth Apartments of approximately $23,524,000 matures in July 2019 and July 2021, at which time balloon payments of approximately $10,415,000 and $9,451,000, respectively, will be due. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made by the Partnership during the nine months ended September 30, 2012 and 2011. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2012, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures and repayment of amounts due to affiliates, to permit any distributions to its partners in 2012 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, Aimco and its affiliates owned 76,622 limited partnership units (the “Units”) in the Partnership representing 69.94% of the outstanding Units at September 30, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.94% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

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

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 13, 2012	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 13, 2012	By: /s/Stephen B. Waters
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

101              XBRL (Extensible Business Reporting Language). The following materials from National Property Investors 6’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)              As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.