Form 10-K
period 2012-12-31
NATIONAL PROPERTY INVESTORS 6
filed 2013-03-13
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The Partnership has no full time employees.  Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the years ended December 31, 2012 and 2011.

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Colony at Kenilworth
Apartments	$31,093	$21,952	5-30 yrs	S/L	$ 9,033

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

	Principal				Principal
	Balance At	Fixed			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2012	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)

Colony at Kenilworth
Apartments
1st mortgage	$11,306	7.58%	30 yrs	07/01/21	$ 9,451
2nd mortgage	12,126	5.93%	30 yrs	07/01/19	10,415
	$23,432				$19,866

(1)   See “Note B - Mortgage Notes Payable” to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2012 and 2011 for the property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2012	2011	2012	2011

Colony at Kenilworth Apartments	$12,147	$11,692	92%	93%

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2012 for the property were as follows:

	2012	2012
	Billing	Rate
	(in thousands)

Colony at Kenilworth Apartments (1)	$521	1.82%

(1)   Property’s tax year is not on a calendar year basis.

Capital Improvements

During the year ended December 31, 2012, the Partnership completed approximately $1,362,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of roofing, countertops, building improvements, plumbing, heating and electrical upgrades, and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2013. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 109,600 Limited Partnership Units (the “Units”) aggregating $54,800,000. As of December 31, 2012, the Partnership had 109,524 Units outstanding held by 1,891 limited partners of record. Affiliates of the Managing General Partner owned 76,622 Units or 69.96% at December 31, 2012. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made by the Partnership during the years ended December 31, 2012 and 2011. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2012, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2013 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, Aimco and its affiliates owned 76,622 Units in the Partnership representing 69.96% of the outstanding Units at December 31, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.96% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders.Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the years ended December 31, 2012 and 2011 was approximately $1,648,000 and $1,485,000, respectively. The increase in net loss is due to an increase in total expenses and a decrease in the recognition of a casualty gain, partially offset by an increase in total revenues.

Total expenses increased due to increases in operating and interest expenses, partially offset by a decrease in general and administrative expenses. Depreciation and property tax expenses remained relatively constant for the comparable periods. Operating expenses increased primarily due to increases in contract services for pest control, call center, software and turnover costs and maintenance expenses, including repair costs incurred for numerous water leaks during 2012 at the Partnership’s investment property. Interest expense increased primarily due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of a higher average outstanding advance balance, partially offset by a decrease in mortgage interest as a result of scheduled payments made on the mortgages encumbering the Partnership’s investment property, which reduced the carrying value of the mortgages.

The decrease in general and administrative expenses is primarily due to a decrease in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2012 and 2011 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in rental income. Other income remained relatively constant for the comparable periods. Rental income increased due to an increase in the average rental rate and a decrease in bad debt expense, partially offset by a slight decrease in occupancy.

In February 2010, the Partnership’s property, Colony at Kenilworth Apartments, experienced damages of approximately $67,000 and clean up costs of approximately $12,000 from a snow storm. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $59,000, approximately $12,000 of which were used to cover the clean up costs. During the year ended December 31, 2011, the Partnership received additional insurance proceeds of approximately $11,000 and recognized a gain of approximately $11,000, as the associated assets were fully depreciated.

Liquidity and Capital Resources

At December 31, 2012, the Partnership had cash and cash equivalents of approximately $789,000, compared to approximately $65,000 at December 31, 2011.  Cash and cash equivalents increased approximately $724,000 due to approximately $681,000 and $969,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $926,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from AIMCO Properties, L.P., partially offset by principal payments made on the mortgages encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the year ended December 31, 2012, AIMCO Properties, L.P. advanced the Partnership approximately $1,328,000 to fund operations at the Partnership and real estate taxes, capital improvements and operations at the Partnership’s investment property. During the year ended December 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $820,000 to fund real estate taxes, capital improvements and operations at the Partnership’s investment property. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2012) per annum. Interest expense was approximately $444,000 and $378,000 for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2011, the Partnership paid approximately $95,000 of accrued interest. There were no such payments during the year ended December 31, 2012. At December 31, 2012 and 2011, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $9,716,000 and $7,944,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2013. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates). If cash flows are insufficient for the Partnership to meet its current obligations, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness encumbering Colony at Kenilworth Apartments of approximately $23,432,000 matures in July 2019 and July 2021, at which time balloon payments of approximately $10,415,000 and $9,451,000, respectively, will be due.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made by the Partnership during the years ended December 31, 2012 and 2011. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2012, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2013 or subsequent periods.

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

Item 8.     Financial Statements and Supplementary Data

NATIONAL PROPERTY INVESTORS 6

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2012 and 2011

Statements of Operations - Years ended December 31, 2012 and 2011

Statements of Changes in Partners' Deficit - Years ended December 31, 2012 and 2011

Statements of Cash Flows - Years ended December 31, 2012 and 2011

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors 6

We have audited the accompanying balance sheets of National Property Investors 6 as of December 31, 2012 and 2011, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 6 at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 13, 2013

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEETS
(In thousands)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$ 789	$ 65
Receivables and deposits	381	519
Other assets	705	739
Investment property:
Land	1,366	1,366
Buildings and related personal property	29,727	28,575
Total investment property	31,093	29,941
Less accumulated depreciation	(21,952)	(20,528)
Investment property, net	9,141	9,413
Total assets	$ 11,016	$ 10,736

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 665	$ 152
Tenant security deposit liabilities	172	253
Due to affiliates	10,048	8,219
Other liabilities	315	289
Mortgage notes payable	23,432	23,791
Total liabilities	34,632	32,704

Partners' Deficit
General partner	(783)	(767)
Limited partners	(22,833)	(21,201)
Total partners’ deficit	(23,616)	(21,968)
Total liabilities and partners’ deficit	$ 11,016	$ 10,736

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Years Ended December 31,
	2012	2011
Revenues:
Rental income	$ 4,173	$ 4,069
Other income	591	579
Total revenues	4,764	4,648

Expenses:
Operating	2,069	1,838
General and administrative	114	134
Depreciation	1,634	1,616
Interest	2,088	2,041
Property taxes	507	515
Total expenses	6,412	6,144

Casualty gain	--	11

Net loss	$ (1,648)	$ (1,485)

Net loss allocated to general partner (1%)	$ (16)	$ (15)
Net loss allocated to limited partners (99%)	$ (1,632)	$ (1,470)

Net loss per limited partnership unit	$ (14.90)	$ (13.41)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(In thousands)

	General	Limited

Partner

Partners

			Total

Partners' deficit at December 31, 2010	$ (752)	$(19,731)	$(20,483)

Net loss for the year ended
December 31, 2011	(15)	(1,470)	(1,485)

Partners' deficit at December 31, 2011	(767)	(21,201)	(21,968)

Net loss for the year ended
December 31, 2012	(16)	(1,632)	(1,648)

Partners’ deficit at December 31, 2012	$ (783)	$(22,833)	$(23,616)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$ (1,648)	$ (1,485)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,634	1,616
Amortization of loan costs	39	40
Bad debt expense	84	96
Casualty gain	--	(11)
Change in accounts:
Receivables and deposits	54	(173)
Other assets	(5)	4
Accounts payable	77	44
Tenant security deposit liabilities	(81)	(9)
Due to affiliates	501	344
Other liabilities	26	7

Net cash provided by operating activities	681	473

Cash flows from investing activities:
Insurance proceeds received	--	11
Property improvements and replacements	(926)	(1,008)
Net cash used in investing activities	(926)	(997)

Cash flows from financing activities:
Payments on mortgage notes payable	(359)	(337)
Advances from affiliate	1,328	820
Net cash provided by financing activities	969	483

Net increase (decrease) in cash and cash equivalents	724	(41)
Cash and cash equivalents at beginning of year	65	106
Cash and cash equivalents at end of year	$ 789	$ 65

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,592	$ 1,712

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 474	$ 38

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS
December 31, 2012

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

Abandoned Units

During the years ended December 31, 2012 and 2011, the number of limited partnership units (the “Units”) decreased by 36 and 34 Units, respectively, due to limited partners abandoning their Units.  In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net Loss Per Limited Partnership Unit

Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. The number of Units used was 109,560 and 109,594 Units for the years ended December 31, 2012 and 2011, respectively.

Allocation of Income, Loss and Distributions

Net income, net loss and distributions of cash of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Statements

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date. Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy.  The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At December 31, 2012, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $26,431,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $789,000 and $5,000 at December 31, 2012 and 2011, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs

Loan costs of approximately $649,000 at both December 31, 2012 and 2011, less accumulated amortization of approximately $349,000 and $310,000, respectively, are included in other assets and are amortized over the term of the related loan agreements. The total amortization expense for the years ended December 31, 2012 and 2011 was approximately $39,000 and $40,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $39,000 for each of the years 2013 through 2017.

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

Investment Property

Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level. The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. The Partnership did not capitalize any costs related to interest, property taxes or insurance during the years ended December 31, 2012 and 2011. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2012 and 2011.

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

Advertising Costs

Advertising costs of approximately $76,000 and $64,000 for the years ended December 31, 2012 and 2011, respectively, were charged to expense as incurred and are included in operating expenses.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

Property	Principal Balance at December 31, 2012	Principal Balance at December 31, 2011	Monthly Payment Including Interest	Stated Interest Rate	Maturity Date	Principal Balance Due at Maturity
	( in thousands )		( in thousands)			(in thousands)
Colony at Kenilworth Apartments 1st mortgage	$11,306	$11,456	$ 84	7.58%	07/01/2021	$9,451
Colony at Kenilworth Apartments 2nd mortgage	12,126	12,335	78	5.93%	07/01/2019	10,415
Total	$23,432	$23,791	$162			$19,866

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by pledge of the Partnership's investment property and by a pledge of revenue from the investment property. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2012 are as follows (in thousands):

2013	$ 384
2014	410
2015	438
2016	468
2017	501
Thereafter	21,231
$23,432

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable (loss) income (in thousands, except per unit data):

	2012	2011
Net loss as reported	$ (1,648)	$ (1,485)
(Deduct) add:
Depreciation differences	371	360
Prepaid rent	(2)	5
Other	61	(9)
Federal taxable loss	$ (1,218)	$ (1,129)
Federal taxable income per limited partnership unit	$ 4.04	$ .73

For 2012 and 2011, allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-pro rata amount of taxable loss or income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2012	2011
Net liabilities as reported	$ (23,616)	$ (21,968)
Land and buildings	5,420	5,221
Accumulated depreciation	(5,528)	(5,689)
Syndication and distribution costs	6,295	6,295
Prepaid rent	13	15
Other	172	98
Net liabilities - tax basis	$ (17,244)	$ (16,028)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $238,000 and $224,000 for the years ended December 31, 2012 and 2011, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $174,000 and $161,000 for the years ended December 31, 2012 and 2011, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2012 and 2011 are construction management services provided by an affiliate of the Managing General Partner of approximately $126,000 and $101,000, respectively.  At December 31, 2012 and 2011, approximately $332,000 and $275,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the years ended December 31, 2012 or 2011.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the years ended December 31, 2012 or 2011.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the year ended December 31, 2012, AIMCO Properties, L.P. advanced the Partnership approximately $1,328,000 to fund operations at the Partnership and real estate taxes, capital improvements and operations at the Partnership’s investment property. During the year ended December 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $820,000 to fund real estate taxes, capital improvements and operations at the Partnership’s investment property. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2012) per annum. Interest expense was approximately $444,000 and $378,000 for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2011, the Partnership paid approximately $95,000 of accrued interest. There were no such payments during the year ended December 31, 2012. At December 31, 2012 and 2011, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $9,716,000 and $7,944,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2012 and 2011, the Partnership was charged by Aimco and its affiliates approximately $66,000 and $59,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, Aimco and its affiliates owned 76,622 Units in the Partnership representing 69.96% of the outstanding Units at December 31, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.96% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
Description	Encumbrances	Land	Buildings and Related Personal Property	Net Cost Capitalized Subsequent to Acquisition
	(in thousands)			(in thousands)
Colony at Kenilworth Apartments	$23,432	$1,306	$13,187	$16,600

	Gross Amount At Which Carried
	At December 31, 2012
	(in thousands)
Description	Land	Buildings And Related Personal Property	Total	Accumulated Depreciation	Year of Construction	Date Acquired	Depreciable Life
				(in thousands)
Colony at Kenilworth Apartments	$1,366	$29,727	$31,093	$21,952	1967	03/84	5-30 yrs

Reconciliation of “Investment Property and Accumulated Depreciation” (in thousands):

	December 31, 2012	December 31, 2011
Investment Property
Balance at beginning of year	$ 29,941	$ 34,953
Property improvements and replacements	1,362	1,017
Casualty adjustment	2	(9)
Retirement of assets	(212)	(6,020)
Balance at end of year	$ 31,093	$ 29,941

Accumulated Depreciation
Balance at beginning of year	$ 20,528	$ 24,941
Additions charged to expense	1,634	1,616
Casualty adjustment	2	(9)
Retirement of assets	(212)	(6,020)
Balance at end of year	$ 21,952	$ 20,528

During the years ended December 31, 2012 and 2011, the Partnership retired and wrote-off personal property no longer being used that had a cost basis of approximately $212,000 and $6,020,000, respectively, and accumulated depreciation of approximately $212,000 and $6,020,000, respectively, which are included in the table above.

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2012 and 2011 is approximately $36,513,000 and $35,162,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2012 and 2011 is approximately $27,480,000 and $26,217,000, respectively.

Note F – Casualty Event

In February 2010, the Partnership’s property, Colony at Kenilworth Apartments, experienced damages of approximately $67,000 and clean up costs of approximately $12,000 from a snow storm. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $59,000, approximately $12,000 of which were used to cover the clean up costs.  During the year ended December 31, 2011, the Partnership received additional insurance proceeds of approximately $11,000 and recognized a gain of approximately $11,000, as the associated assets were fully depreciated.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2012, the Partnership’s internal control over financial reporting is effective.

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

(b)     Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	41	Director and Senior Vice President
John Bezzant	50	Director and Executive Vice President
Ernest M. Freedman	42	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	44	Executive Vice President, General Counsel and Secretary
Paul Beldin	39	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	51	Senior Director of Partnership Accounting

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

Item 11.    Executive Compensation

No directors or officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, as of December 31, 2012, no person or entity was known to own of record or beneficially more than five percent of the limited partnership units (the “Units”) of the Partnership.

	Number of Units	Percentage

AIMCO IPLP, L.P.	48,033	43.86%
(an affiliate of Aimco)
AIMCO Properties, L.P.	28,589	26.10%
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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $238,000 and $224,000 for the years ended December 31, 2012 and 2011, respectively, which are included in operating expense.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $174,000 and $161,000 for the years ended December 31, 2012 and 2011, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2012 and 2011 are construction management services provided by an affiliate of the Managing General Partner of approximately $126,000 and $101,000, respectively.  At December 31, 2012 and 2011, approximately $332,000 and $275,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. No such fees were earned or paid during the years ended December 31, 2012 or 2011.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the years ended December 31, 2012 or 2011.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the year ended December 31, 2012, AIMCO Properties, L.P. advanced the Partnership approximately $1,328,000 to fund operations at the Partnership and real estate taxes, capital improvements and operations at the Partnership’s investment property. During the year ended December 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $820,000 to fund real estate taxes, capital improvements and operations at the Partnership’s investment property. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2012) per annum. Interest expense was approximately $444,000 and $378,000 for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2011, the Partnership paid approximately $95,000 of accrued interest. There were no such payments during the year ended December 31, 2012. At December 31, 2012 and 2011, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $9,716,000 and $7,944,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2012 and 2011, the Partnership was charged by Aimco and its affiliates approximately $66,000 and $59,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, Aimco and its affiliates owned 76,622 Units in the Partnership representing 69.96% of the outstanding Units at December 31, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.96% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders.Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2013.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2012 and 2011 are described below.

Audit Fees.  Fees for audit services totaled approximately $43,000 and $39,000 for 2012 and 2011, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $6,000 for both 2012 and 2011.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2012 and 2011.

Statements of Operations for the years ended December 31, 2012 and 2011.

Statements of Changes in Partners' Deficit for the years ended December 31, 2012 and 2011.

Statements of Cash Flows for the years ended December 31, 2012 and 2011.

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

Date: March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 13, 2013
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 13, 2013
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 13, 2013
Stephen B. Waters	Accounting

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

101              XBRL (Extensible Business Reporting Language). The following materials from National Property Investors 6’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)              As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.