Form 10-Q
period 2013-03-31
NATIONAL PROPERTY INVESTORS 6
filed 2013-05-15
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31,	December 31,
	2013	2012

Assets
Cash and cash equivalents	$ 172	$ 789
Receivables and deposits	416	381
Other assets	617	705
Investment property:
Land	1,366	1,366
Buildings and related personal property	29,932	29,727
Total investment property	31,298	31,093
Less accumulated depreciation	(22,357)	(21,952)
Investment property, net	8,941	9,141
Total assets	$ 10,146	$ 11,016

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 100	$ 665
Tenant security deposit liabilities	185	172
Due to affiliates	10,186	10,048
Other liabilities	282	315
Mortgage notes payable	23,338	23,432
Total liabilities	34,091	34,632

Partners' Deficit
General partner	(786)	(783)
Limited partners	(23,159)	(22,833)
Total partners’ deficit	(23,945)	(23,616)
Total liabilities and partners’ deficit	$ 10,146	$ 11,016

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit data)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Rental income	$ 1,091	$ 1,051
Other income	144	136
Total revenues	1,235	1,187

Expenses:
Operating	471	440
General and administrative	25	27
Depreciation	405	408
Interest	533	517
Property taxes	130	123
Total expenses	1,564	1,515

Net loss	$ (329)	$ (328)

Net loss allocated to general partner (1%)	$ (3)	$ (3)
Net loss allocated to limited partners (99%)	$ (326)	$ (325)

Net loss per limited partnership unit	$ (2.98)	$ (2.97)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(In thousands)

	General	Limited

Partner

Partners

			Total

Partners' deficit at December 31, 2012	$ (783)	$(22,833)	$(23,616)

Net loss for the three months ended
March 31, 2013	(3)	(326)	(329)

Partners' deficit at March 31, 2013	$ (786)	$(23,159)	$(23,945)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$ (329)	$ (328)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	405	408
Amortization of loan costs	10	10
Change in accounts:
Receivables and deposits	(35)	41
Other assets	78	77
Accounts payable	(111)	33
Tenant security deposit liabilities	13	(6)
Due to affiliates	138	119
Other liabilities	(33)	(7)
Net cash provided by operating activities	136	347

Cash flows used in investing activities:
Property improvements and replacements	(659)	(229)

Cash flows from financing activities:
Payments on mortgage notes payable	(94)	(87)
Advances from affiliate	--	14
Net cash used in financing activities	(94)	(73)

Net increase (decrease) in cash and cash equivalents	(617)	45
Cash and cash equivalents at beginning of period	789	65
Cash and cash equivalents at end of period	$ 172	$ 110

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 394	$ 400

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 20	$ 14

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.

At March 31, 2013 and December 31, 2012, the Partnership had outstanding 109,524 units of limited partnership interest.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2012 balances to conform to the 2013 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $61,000 and $59,000 for the three months ended March 31, 2013 and 2012, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $51,000 and $28,000 for the three months ended March 31, 2013 and 2012, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2013 and 2012 are construction management services provided by an affiliate of the Managing General Partner of approximately $41,000 and $15,000, respectively.  At March 31, 2013 and December 31, 2012, approximately $344,000 and $332,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the three months ended March 31, 2013 or 2012.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the three months ended March 31, 2013 or 2012.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the three months ended March 31, 2012, AIMCO Properties, L.P. advanced the Partnership approximately $14,000 to fund operations at the Partnership.  There were no such advances during the three months ended March 31, 2013.  The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2013) per annum. Interest expense was approximately $126,000 and $104,000 for the three months ended March 31, 2013 and 2012, respectively.  At March 31, 2013 and December 31, 2012, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $9,842,000 and $9,716,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

Upon the sale of the Partnership’s property, NPI Equity will be entitled to an Incentive Compensation Fee equal to 3% of the difference between the sales price of the property and the appraised value for such property at February 1, 1992. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. Prior to 2012, these preferences were met.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2013, the Partnership was charged by Aimco and its affiliates approximately $39,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2013 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $66,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2012.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date. Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy.  The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At March 31, 2013, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $26,268,000.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2013 and 2012:

	Average Occupancy
Property	2013	2012

Colony at Kenilworth Apartments	94%	94%
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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2013 and 2012 was approximately $329,000 and $328,000, respectively.  The increase in net loss is due to an increase in total expenses, substantially offset by an increase in total revenues.

Total revenues increased due to increases in both rental and other income. Rental income increased due to an increase in the average rental rate, partially offset by an increase in bad debt expense.  Other income increased primarily due to an increase in parking fees.

Total expenses increased primarily due to increases in operating, property tax and interest expenses. Depreciation and general and administrative expenses remained relatively constant for the comparable periods. Operating expenses increased primarily due to increases in maintenance expenses as a result of numerous water leaks at the Partnership’s investment property, partially offset by a decrease in turnover costs. Property tax expense increased due to an increase in the property tax rate. Interest expense increased primarily due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of a higher average outstanding advance balance, partially offset by a decrease in mortgage interest as a result of scheduled payments made on the mortgages encumbering the Partnership’s investment property, which reduced the carrying value of the mortgages.

Included in general and administrative expenses for the three months ended March 31, 2013 and 2012 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2013, the Partnership had cash and cash equivalents of approximately $172,000, compared to approximately $789,000 at December 31, 2012.  Cash and cash equivalents decreased approximately $617,000 due to approximately $659,000 and $94,000 of cash used in investing and financing activities, respectively, partially offset by approximately $136,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment property.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the three months ended March 31, 2012, AIMCO Properties, L.P. advanced the Partnership approximately $14,000 to fund operations at the Partnership.  There were no such advances during the three months ended March 31, 2013.  The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2013) per annum. Interest expense was approximately $126,000 and $104,000 for the three months ended March 31, 2013 and 2012, respectively.  At March 31, 2013 and December 31, 2012, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $9,842,000 and $9,716,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2013, the Partnership completed approximately $205,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of building improvements, plumbing and electrical upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2013. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates). If cash flows are insufficient for the Partnership to meet its current obligations, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness encumbering Colony at Kenilworth Apartments of approximately $23,338,000 matures in July 2019 and July 2021, at which time balloon payments of approximately $10,415,000 and $9,451,000, respectively, will be due. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made by the Partnership during the three months ended March 31, 2013 and 2012. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2013, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures and repayment of amounts due to affiliates, to permit any distributions to its partners in 2013 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, Aimco and its affiliates owned 76,622 limited partnership units (the “Units”) in the Partnership representing 69.96% of the outstanding Units at March 31, 2013. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.96% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

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

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 15, 2013	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 15, 2013	By: /s/Stephen B. Waters
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

101              XBRL (Extensible Business Reporting Language). The following materials from National Property Investors 6’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)              As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.