Form 10-Q
period 2013-09-30
NATIONAL PROPERTY INVESTORS 6
filed 2013-11-13
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2013	2012

Assets
Cash and cash equivalents	$ 189	$ 789
Receivables and deposits	399	381
Other assets	807	705
Investment property:
Land	1,366	1,366
Buildings and related personal property	29,985	29,727
Total investment property	31,351	31,093
Less accumulated depreciation	(22,829)	(21,952)
Investment property, net	8,522	9,141
Total assets	$ 9,917	$ 11,016

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 138	$ 665
Tenant security deposit liabilities	179	172
Due to affiliates	10,999	10,048
Other liabilities	261	315
Mortgage notes payable	23,146	23,432
Total liabilities	34,723	34,632

Partners' Deficit
General partner	(795)	(783)
Limited partners	(24,011)	(22,833)
Total partners’ deficit	(24,806)	(23,616)
Total liabilities and partners’ deficit	$ 9,917	$ 11,016

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$ 1,069	$ 1,035	$ 3,214	$ 3,100
Other income	151	174	464	429
Total revenues	1,220	1,209	3,678	3,529

Expenses:
Operating	606	648	1,565	1,558
General and administrative	32	34	86	88
Depreciation	397	409	1,200	1,225
Interest	544	525	1,614	1,560
Property taxes	142	131	403	377
Total expenses	1,721	1,747	4,868	4,808

Net loss	$ (501)	$ (538)	$(1,190)	$(1,279)

Net loss allocated to general
partner (1%)	$ (5)	$ (6)	$ (12)	$ (13)
Net loss allocated to limited
partners (99%)	$ (496)	$ (532)	$(1,178)	$(1,266)

Net loss per limited partnership
unit	$ (4.53)	$ (4.86)	$(10.76)	$(11.56)

NATIONAL PROPERTY INVESTORS 6

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(In thousands)

	General	Limited

Partner

Partners

			Total

Partners' deficit at December 31, 2012	$ (783)	$(22,833)	$(23,616)

Net loss for the nine months ended
September 30, 2013	(12)	(1,178)	(1,190)

Partners' deficit at September 30, 2013	$ (795)	$(24,011)	$(24,806)

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$ (1,190)	$ (1,279)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,200	1,225
Amortization of loan costs	29	29
Change in accounts:
Receivables and deposits	(18)	103
Other assets	(131)	(151)
Accounts payable	(111)	46
Tenant security deposit liabilities	7	(66)
Due to affiliates	426	367
Other liabilities	(54)	35
Net cash provided by operating activities	158	309

Cash flows used in investing activities:
Property improvements and replacements	(997)	(652)

Cash flows from financing activities:
Payments on mortgage notes payable	(286)	(267)
Advances from affiliate	525	655
Net cash provided by financing activities	239	388

Net increase (decrease) in cash and cash equivalents	(600)	45
Cash and cash equivalents at beginning of period	789	65
Cash and cash equivalents at end of period	$ 189	$ 110

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,176	$ 1,196

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 58	$ 196

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.

At September 30, 2013 and December 31, 2012, the Partnership had outstanding 109,524 units of limited partnership interest.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2012 balances to conform to the 2013 presentation.  On the statements of cash flows, the bad debt expense for the nine months ended September 30, 2012 was reclassified to the change in receivables and deposits to conform with the presentation for the nine months ended September 30, 2013.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $183,000 and $175,000 for the nine months ended September 30, 2013 and 2012, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $109,000 and $110,000 for the nine months ended September 30, 2013 and 2012, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2013 and 2012 are construction management services provided by an affiliate of the Managing General Partner of approximately $82,000 and $74,000, respectively.  At September 30, 2013 and December 31, 2012, approximately $366,000 and $332,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the nine months ended September 30, 2013 or 2012.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the nine months ended September 30, 2013 or 2012.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the nine months ended September 30, 2013, AIMCO Properties, L.P. advanced the Partnership approximately $525,000 to fund real estate taxes at the Partnership’s investment property.  During the nine months ended September 30, 2012, AIMCO Properties, L.P. advanced the Partnership approximately $655,000 to fund operations at the Partnership and real estate taxes and operations at the Partnership’s investment property.  The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2013) per annum. Interest expense was approximately $392,000 and $325,000 for the nine months ended September 30, 2013 and 2012, respectively.  At September 30, 2013 and December 31, 2012, the total advances and accrued interest owed to AIMCO Properties, L.P. was approximately $10,633,000 and $9,716,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2013, the Partnership was charged by Aimco and its affiliates approximately $39,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2013 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $66,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2012.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date. Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy.  The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At September 30, 2013, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $25,595,000.

Note D – Investment Property

During the nine months ended September 30, 2013, the Partnership retired and wrote-off property improvements and replacements no longer being used that had a cost basis of approximately $323,000 and accumulated depreciation of approximately $323,000.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2013 and 2012:

	Average Occupancy
Property	2013	2012

Colony at Kenilworth Apartments	90%	92%
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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2013 was approximately $501,000 and $1,190,000, respectively, compared to net loss of approximately $538,000 and $1,279,000, respectively, for the corresponding periods in 2012.  The decrease in net loss for both the three and nine months ended September 30, 2013 is due to an increase in total revenues. The decrease in net loss for the three months ended September 30, 2013 is also due to a decrease in total expenses. The decrease in net loss for the nine months ended September 30, 2013 is partially offset by an increase in total expenses.

Total revenues increased for both the three and nine months ended September 30, 2013 due to an increase in rental income.  The increase in total revenues for the three months ended September 30, 2013 is partially offset by a decrease in other income. The increase in total revenues for the nine months ended September 30, 2013 is also due to an increase in other income. Rental income increased for both periods due to an increase in the average rental rate and a decrease in bad debt expense, partially offset by a decrease in occupancy. Other income decreased for the three month period due to decreases in lease cancellation fees, cleaning and damage fees and ancillary services.  Other income increased for the nine month period due to increases in parking fees, resident utility reimbursements and cleaning and damage fees, partially offset by a decrease in ancillary services.

Total expenses decreased for the three months ended September 30, 2013 due to decreases in operating and depreciation expenses, partially offset by increases in interest and property tax expenses. Total expenses increased for the nine months ended September 30, 2013 due to increases in interest and property tax expenses, partially offset by a decrease in depreciation expense.  General and administrative expenses remained relatively constant for the comparable periods. Operating expenses decreased for the three month period primarily due to decreases in turnover costs, partially offset by an increase in maintenance expenses associated with numerous water leaks at the Partnership’s investment property.  Operating expenses remained relatively constant for the nine month period as increases in eviction costs and maintenance expenses associated with numerous water leaks at the Partnership’s investment property were offset by a decrease in turnover costs.  Interest expense increased for both periods primarily due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of a higher average outstanding advance balance, partially offset by a decrease in mortgage interest as a result of scheduled payments made on the mortgages encumbering the Partnership’s investment property, which reduced the carrying value of the mortgages.  Property tax expense increased for both periods due to an increase in the property tax rate and an increase in personal property taxes.  Depreciation expense decreased for both periods due to assets becoming fully depreciated during 2013.

Included in general and administrative expenses for the three and nine months ended September 30, 2013 and 2012 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2013, the Partnership had cash and cash equivalents of approximately $189,000, compared to approximately $789,000 at December 31, 2012.  Cash and cash equivalents decreased approximately $600,000 due to approximately $997,000 of cash used in investing activities, partially offset by approximately $239,000 and $158,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from AIMCO Properties, L.P., partially offset by principal payments made on the mortgages encumbering the Partnership’s investment property.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the nine months ended September 30, 2013, AIMCO Properties, L.P. advanced the Partnership approximately $525,000 to fund real estate taxes at the Partnership’s investment property.  During the nine months ended September 30, 2012, AIMCO Properties, L.P. advanced the Partnership approximately $655,000 to fund operations at the Partnership and real estate taxes and operations at the Partnership’s investment property.  The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2013) per annum. Interest expense was approximately $392,000 and $325,000 for the nine months ended September 30, 2013 and 2012, respectively.  At September 30, 2013 and December 31, 2012, the total advances and accrued interest owed to AIMCO Properties, L.P. was approximately $10,633,000 and $9,716,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2013, the Partnership completed approximately $581,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of building improvements, retaining wall and parking lot improvements, air conditioning, plumbing and electrical upgrades and appliance and floor covering replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2013. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates). If cash flows are insufficient for the Partnership to meet its current obligations, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness encumbering Colony at Kenilworth Apartments of approximately $23,146,000 matures in July 2019 and July 2021, at which time balloon payments of approximately $10,415,000 and $9,451,000, respectively, will be due. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made by the Partnership during the nine months ended September 30, 2013 and 2012. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2013, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures and repayment of amounts due to affiliates, to permit any distributions to its partners in 2013 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, Aimco and its affiliates owned 76,622 limited partnership units (the “Units”) in the Partnership representing 69.96% of the outstanding Units at September 30, 2013. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.96% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current residents and all receivables due from former residents.

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

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 13, 2013	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 13, 2013	By: /s/Stephen B. Waters
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

101              XBRL (Extensible Business Reporting Language). The following materials from National Property Investors 6’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)              As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.