Form 10-K
period 2013-12-31
NATIONAL PROPERTY INVESTORS 6
filed 2014-03-31
CIK 708870

___________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of redevelopments. Actual results may differ materially from those described in these forward-looking statements and, in addition, may be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions, including the pace of job growth and the level of unemployment; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership, through its public offering of limited partnership units, sold 109,600 units aggregating $54,800,000.  The general partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership currently owns and operates one apartment complex located in Maryland.

The Partnership has no full time employees.  Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the years ended December 31, 2013 and 2012.

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Colony at Kenilworth
Apartments	$31,442	$23,203	5-30 yrs	S/L	$ 8,561

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

	Principal				Principal
	Balance At	Fixed			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2013	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)

Colony at Kenilworth
Apartments
1st mortgage	$11,144	7.58%	30 yrs	07/01/21	$ 9,451
2nd mortgage	11,904	5.93%	30 yrs	07/01/19	10,415
	$23,048				$19,866

(1)   See “Note B - Mortgage Notes Payable” to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2013 and 2012 for the property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2013	2012	2013	2012

Colony at Kenilworth Apartments	$12,820	$12,147	90%	92%

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2013 for the property were as follows:

	2013	2013
	Billing	Rate
	(in thousands)

Colony at Kenilworth Apartments (1)	$525	1.84%

(1)   Property’s tax year is not on a calendar year basis.

Capital Improvements

During the year ended December 31, 2013, the Partnership completed approximately $672,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of building improvements, retaining wall and parking lot improvements, air conditioning, plumbing and electrical upgrades and appliance and floor covering replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2014. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 109,600 Limited Partnership Units (the “Units”) aggregating $54,800,000. As of December 31, 2013, the Partnership had 109,496 Units outstanding held by 1,882 limited partners of record. Affiliates of the Managing General Partner owned 76,622 Units or 69.98% at December 31, 2013. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made by the Partnership during the years ended December 31, 2013 and 2012. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2013, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures and repayment of amounts due to affiliates, to permit any distributions to its partners in 2014 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, Aimco and its affiliates owned 76,622 Units in the Partnership representing 69.98% of the outstanding Units at December 31, 2013. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.98% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders.  Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Item 6.     Selected Financial Data

Not applicable.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain residents at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses.  As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the years ended December 31, 2013 and 2012 was approximately $1,423,000 and $1,648,000, respectively. The decrease in net loss is due to an increase in total revenues and a decrease in total expenses.

Total revenues increased primarily due to an increase in rental income. Other income remained relatively constant for the comparable periods. Rental income increased due to an increase in the average rental rate and a decrease in bad debt expense, partially offset by a slight decrease in occupancy.

Total expenses decreased due to decreases in operating and depreciation expenses, partially offset by increases in interest and property tax expenses.  General and administrative expenses remained relatively constant for the comparable periods. Operating expenses decreased due to decreases in contract services and turnover costs, partially offset by increases in eviction costs and maintenance expenses associated with numerous water leaks at the Partnership’s investment property. Depreciation expense decreased due to assets becoming fully depreciated during 2013. Interest expense increased due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of a higher average outstanding advance balance, partially offset by a decrease in mortgage interest as a result of scheduled payments made on the mortgages encumbering the Partnership’s investment property, which reduced the carrying value of the mortgages.  Property tax expense increased due to an increase in the property tax rate and an increase in personal property taxes.

Included in general and administrative expenses for the years ended December 31, 2013 and 2012 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2013, the Partnership had cash and cash equivalents of approximately $261,000, compared to approximately $789,000 at December 31, 2012.  Cash and cash equivalents decreased approximately $528,000 due to approximately $1,128,000 of cash used in investing activities, partially offset by approximately $459,000 and $141,000 of cash provided by operating and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements.  Cash provided by financing activities consisted of advances received from AIMCO Properties, L.P., partially offset by principal payments made on the mortgages encumbering the Partnership’s investment property.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the year ended December 31, 2013, AIMCO Properties, L.P. advanced the Partnership approximately $525,000 to fund real estate taxes at the Partnership’s investment property. During the year ended December 31, 2012, AIMCO Properties, L.P. advanced the Partnership approximately $1,328,000 to fund operations at the Partnership and real estate taxes, capital improvements and operations at the Partnership’s investment property. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2013) per annum. Interest expense was approximately $534,000 and $444,000 for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, the total advances and accrued interest owed to AIMCO Properties, L.P. was approximately $10,775,000 and $9,716,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2014. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates). If cash flows are insufficient for the Partnership to meet its current obligations, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness encumbering Colony at Kenilworth Apartments of approximately $23,048,000 matures in July 2019 and July 2021, at which time balloon payments of approximately $10,415,000 and $9,451,000, respectively, will be due.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made by the Partnership during the years ended December 31, 2013 and 2012. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2013, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures and repayment of amounts due to affiliates, to permit any distributions to its partners in 2014 or subsequent periods.

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

Item 8.     Financial Statements and Supplementary Data

NATIONAL PROPERTY INVESTORS 6

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2013 and 2012

Statements of Operations - Years ended December 31, 2013 and 2012

Statements of Changes in Partners' Deficit - Years ended December 31, 2013 and 2012

Statements of Cash Flows - Years ended December 31, 2013 and 2012

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors 6

We have audited the accompanying balance sheet of National Property Investors 6 as of December 31, 2013, and the related statements of operations, changes in partners' deficit, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 6 at December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/Carter & Company, CPA, LLC

Destin, Florida

March 31, 2014

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors 6

We have audited the accompanying balance sheet of National Property Investors 6 as of December 31, 2012, and the related statements of operations, changes in partners' deficit, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 6 at December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 13, 2013

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEETS
(In thousands)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$ 261	$ 789
Receivables and deposits	425	381
Other assets	651	705
Investment property:
Land	1,366	1,366
Buildings and related personal property	30,076	29,727
Total investment property	31,442	31,093
Less accumulated depreciation	(23,203)	(21,952)
Investment property, net	8,239	9,141
Total assets	$ 9,576	$ 11,016

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 50	$ 665
Tenant security deposit liabilities	184	172
Due to affiliates	10,938	10,048
Other liabilities	395	315
Mortgage notes payable	23,048	23,432
Total liabilities	34,615	34,632

Partners' Deficit
General partner	(797)	(783)
Limited partners	(24,242)	(22,833)
Total partners’ deficit	(25,039)	(23,616)
Total liabilities and partners’ deficit	$ 9,576	$ 11,016

                                  See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Years Ended December 31,
	2013	2012
Revenues:
Rental income	$ 4,366	$ 4,173
Other income	608	591
Total revenues	4,974	4,764

Expenses:
Operating	2,010	2,069
General and administrative	111	114
Depreciation	1,574	1,634
Interest	2,158	2,088
Property taxes	544	507
Total expenses	6,397	6,412

Net loss	$ (1,423)	$ (1,648)

Net loss allocated to general partner (1%)	$ (14)	$ (16)
Net loss allocated to limited partners (99%)	$ (1,409)	$ (1,632)

Net loss per limited partnership unit	$ (12.86)	$ (14.90)

See Accompanying Notes to Financial Statements NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(In thousands)

	General	Limited

Partner

Partners

			Total

Partners' deficit at December 31, 2011	$ (767)	$(21,201)	$(21,968)

Net loss for the year ended
December 31, 2012	(16)	(1,632)	(1,648)

Partners' deficit at December 31, 2012	(783)	(22,833)	(23,616)

Net loss for the year ended
December 31, 2013	(14)	(1,409)	(1,423)

Partners’ deficit at December 31, 2013	$ (797)	$(24,242)	$(25,039)

                        See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$ (1,423)	$ (1,648)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,574	1,634
Amortization of loan costs	39	39
Change in accounts:
Receivables and deposits	(44)	138
Other assets	15	(5)
Accounts payable	(159)	77
Tenant security deposit liabilities	12	(81)
Due to affiliates	365	501
Other liabilities	80	26

Net cash provided by operating activities	459	681

Cash flows used in investing activities:
Property improvements and replacements	(1,128)	(926)

Cash flows from financing activities:
Payments on mortgage notes payable	(384)	(359)
Advances from affiliate	525	1,328
Net cash provided by financing activities	141	969

Net increase (decrease) in cash and cash equivalents	(528)	724
Cash and cash equivalents at beginning of year	789	65
Cash and cash equivalents at end of year	$ 261	$ 789

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,581	$ 1,592

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 18	$ 474

See Accompanying Notes to Financial Statements NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

Reclassifications

Certain reclassifications have been made to the 2012 balances to conform to the 2013 presentation.  On the statements of cash flows, the bad debt expense for the year ended December 31, 2012 was reclassified to the change in receivables and deposits to conform with the presentation for the year ended December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Abandoned Units

During the years ended December 31, 2013 and 2012, the number of limited partnership units (the “Units”) decreased by 28 and 36 Units, respectively, due to limited partners abandoning their Units.  In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net Loss Per Limited Partnership Unit

At December 31, 2013 and 2012, the Partnership had outstanding 109,496 and 109,524 Units, respectively.  Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. The number of Units used was 109,524 and 109,560 Units for the years ended December 31, 2013 and 2012, respectively.

Allocation of Income, Loss and Distributions

Net income, net loss and distributions of cash of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Statements

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date. Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy.  The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At December 31, 2013, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $25,107,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $261,000 and $789,000 at December 31, 2013 and 2012, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs

Loan costs of approximately $649,000 at both December 31, 2013 and 2012, less accumulated amortization of approximately $388,000 and $349,000, respectively, are included in other assets and are amortized over the term of the related loan agreements. The total amortization expense for each of the years ended December 31, 2013 and 2012 was approximately $39,000 and is included in interest expense. Amortization expense is expected to be approximately $39,000 for each of the years 2014 through 2018.

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

Investment Property

Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with capital additions activities at the property level. The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. The Partnership did not capitalize any costs related to interest, property taxes or insurance during the years ended December 31, 2013 and 2012. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2013 and 2012.

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

Advertising Costs

Advertising costs of approximately $85,000 and $76,000 for the years ended December 31, 2013 and 2012, respectively, were charged to expense as incurred and are included in operating expenses.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

Property	Principal Balance at December 31, 2013	Principal Balance at December 31, 2012	Monthly Payment Including Interest	Stated Interest Rate	Maturity Date	Principal Balance Due at Maturity
	( in thousands )		( in thousands)			(in thousands)
Colony at Kenilworth Apartments 1st mortgage	$11,144	$11,306	$ 84	7.58%	07/01/2021	$9,451
Colony at Kenilworth Apartments 2nd mortgage	11,904	12,126	78	5.93%	07/01/2019	10,415
Total	$23,048	$23,432	$162			$19,866

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by pledge of the Partnership's investment property and by a pledge of revenue from the investment property. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2013 are as follows (in thousands):

2014	$ 410
2015	438
2016	468
2017	501
2018	535
Thereafter	20,696
$23,048

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable (loss) income (in thousands, except per unit data):

	2013	2012
Net loss as reported	$ (1,423)	$ (1,648)
(Deduct) add:
Depreciation differences	363	371
Prepaid rent	9	(2)
Other	92	61
Federal taxable loss	$ (959)	$ (1,218)
Federal taxable (loss) income per limited partnership unit	$ (.77)	$ 4.04

For 2013 and 2012, allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-pro rata amount of taxable loss or income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2013	2012
Net liabilities as reported	$ (25,039)	$ (23,616)
Land and buildings	5,810	5,420
Accumulated depreciation	(5,488)	(5,528)
Syndication and distribution costs	6,295	6,295
Prepaid rent	22	13
Other	197	172
Net liabilities - tax basis	$ (18,203)	$ (17,244)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $247,000 and $238,000 for the years ended December 31, 2013 and 2012, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $139,000 and $174,000 for the years ended December 31, 2013 and 2012, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2013 and 2012 are construction management services provided by an affiliate of the Managing General Partner of approximately $103,000 and $126,000, respectively.  At December 31, 2013 and 2012, approximately $163,000 and $332,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the years ended December 31, 2013 or 2012.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the years ended December 31, 2013 or 2012.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the year ended December 31, 2013, AIMCO Properties, L.P. advanced the Partnership approximately $525,000 to fund real estate taxes at the Partnership’s investment property. During the year ended December 31, 2012, AIMCO Properties, L.P. advanced the Partnership approximately $1,328,000 to fund operations at the Partnership and real estate taxes, capital improvements and operations at the Partnership’s investment property. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2013) per annum. Interest expense was approximately $534,000 and $444,000 for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, the total advances and accrued interest owed to AIMCO Properties, L.P. was approximately $10,775,000 and $9,716,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2013 and 2012, the Partnership was charged by Aimco and its affiliates approximately $60,000 and $66,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, Aimco and its affiliates owned 76,622 Units in the Partnership representing 69.98% of the outstanding Units at December 31, 2013. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.98% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

 Note E – Investment Property and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
Description	Encumbrances	Land	Buildings and Related Personal Property	Net Cost Capitalized Subsequent to Acquisition
	(in thousands)			(in thousands)
Colony at Kenilworth Apartments	$23,048	$1,306	$13,187	$16,949

	Gross Amount At Which Carried
	At December 31, 2013
	(in thousands)
Description	Land	Buildings And Related Personal Property	Total	Accumulated Depreciation	Year of Construction	Date Acquired	Depreciable Life
				(in thousands)
Colony at Kenilworth Apartments	$1,366	$30,076	$31,442	$23,203	1967	03/84	5-30 yrs

Reconciliation of “Investment Property and Accumulated Depreciation” (in thousands):

	December 31, 2013	December 31, 2012
Investment Property
Balance at beginning of year	$ 31,093	$ 29,941
Property improvements and replacements	672	1,362
Casualty adjustment	--	2
Retirement of assets	(323)	(212)
Balance at end of year	$ 31,442	$ 31,093

Accumulated Depreciation
Balance at beginning of year	$ 21,952	$ 20,528
Additions charged to expense	1,574	1,634
Casualty adjustment	--	2
Retirement of assets	(323)	(212)
Balance at end of year	$ 23,203	$ 21,952

During the years ended December 31, 2013 and 2012, the Partnership retired and wrote-off property improvements and replacements no longer being used that had a cost basis of approximately $323,000 and $212,000, respectively, and accumulated depreciation of approximately $323,000 and $212,000, respectively, which are included in the table above.

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2013 and 2012 is approximately $37,252,000 and $36,513,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2013 and 2012 is approximately $28,691,000 and $27,480,000, respectively.

Note F - Contingencies

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective January 9, 2014, the Registrant dismissed its prior independent registered public accounting firm, Ernst & Young LLP and retained as its new independent registered public accounting firm, Carter & Company, CPA, LLC.  The reports of Ernst & Young LLP on the financial statements of the Registrant as of and for the years ended December 31, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.  The decision to change independent accountants was approved by the board of directors of the Managing General Partner of the Partnership.  During the two fiscal years ended 2012 and through January 9, 2014, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Partnership’s financial statements for the fiscal years ended December 31, 2012 and 2011.

Effective January 9, 2014, the Registrant engaged Carter & Company, CPA, LLC as its independent registered public accounting firm.  During the Partnership’s two fiscal years ended December 31, 2012 and the subsequent interim period through January 9, 2014, the Registrant did not consult with Carter and Company, CPA, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2) of Regulation S-K.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2013, the Partnership’s internal control over financial reporting is effective.

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

(b)     Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	42	Director and Senior Vice President
John Bezzant	51	Director and Executive Vice President
Ernest M. Freedman	43	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	45	Executive Vice President, General Counsel and Secretary
Paul Beldin	40	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	52	Senior Director of Partnership Accounting

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

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Managing General Partner and Aimco in November 2009.   Mr. Freedman joined Aimco in 2007 as Senior Vice President of Financial Planning and Analysis and served as Senior Vice President of Finance from February 2009 to November 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining Aimco, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Item 11.    Executive Compensation

No directors or officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, as of December 31, 2013, no person or entity was known to own of record or beneficially more than five percent of the limited partnership units (the “Units”) of the Partnership.

	Number of Units	Percentage

AIMCO IPLP, L.P.	48,033	43.87%
(an affiliate of Aimco)
AIMCO Properties, L.P.	28,589	26.11%
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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $247,000 and $238,000 for the years ended December 31, 2013 and 2012, respectively, which are included in operating expense.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $139,000 and $174,000 for the years ended December 31, 2013 and 2012, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2013 and 2012 are construction management services provided by an affiliate of the Managing General Partner of approximately $103,000 and $126,000, respectively.  At December 31, 2013 and 2012, approximately $163,000 and $332,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the years ended December 31, 2013 or 2012.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the years ended December 31, 2013 or 2012.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the year ended December 31, 2013, AIMCO Properties, L.P. advanced the Partnership approximately $525,000 to fund real estate taxes at the Partnership’s investment property.  During the year ended December 31, 2012, AIMCO Properties, L.P. advanced the Partnership approximately $1,328,000 to fund operations at the Partnership and real estate taxes, capital improvements and operations at the Partnership’s investment property. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2013) per annum. Interest expense was approximately $534,000 and $444,000 for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, the total advances and accrued interest owed to AIMCO Properties, L.P. was approximately $10,775,000 and $9,716,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2013 and 2012, the Partnership was charged by Aimco and its affiliates approximately $60,000 and $66,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, Aimco and its affiliates owned 76,622 Units in the Partnership representing 69.98% of the outstanding Units at December 31, 2013. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.98% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders.  Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

Ernst & Young LLP was previously the independent registered public accounting firm for the Partnership.  On January 9, 2014, that firm was dismissed and Carter & Company, CPA, LLC was engaged as independent auditors for the year ended December 31, 2013.  The Managing General Partner has reappointed Carter & Company, CPA, LLC as independent auditors to audit the financial statements of the Partnership for 2014.  The aggregate fees billed for services rendered for 2013 and 2012 are described below.

Audit Fees.  Fees for audit services totaled approximately $50,000 and $43,000 for 2013 and 2012, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $6,000 for both 2013 and 2012.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2013 and 2012.

Statements of Operations for the years ended December 31, 2013 and 2012.

Statements of Changes in Partners' Deficit for the years ended December 31, 2013 and 2012.

Statements of Cash Flows for the years ended December 31, 2013 and 2012.

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

Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 31, 2014
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 31, 2014
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 31, 2014
Stephen B. Waters	Accounting

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

16.1             Letter dated January 14, 2014 from Ernst & Young LLP. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated January 9, 2014.)

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

101              XBRL (Extensible Business Reporting Language). The following materials from National Property Investors 6’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)              As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.