Form 10-Q
period 2014-03-31
NATIONAL PROPERTY INVESTORS 6
filed 2014-04-29
CIK 708870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                                   NATIONAL PROPERTY INVESTORS 6

                                                          BALANCE SHEETS

                                                           (Unaudited)

                                                          (In thousands)

	March 31,	December 31,
	2014	2013

Assets
Cash and cash equivalents	$ 328	$ 261
Receivables and deposits	436	425
Other assets	562	651
Investment property:
Land	1,366	1,366
Buildings and related personal property	30,148	30,076
Total investment property	31,514	31,442
Less accumulated depreciation	(23,530)	(23,203)
Investment property, net	7,984	8,239
Total assets	$ 9,310	$ 9,576

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 109	$ 50
Tenant security deposit liabilities	199	184
Due to affiliates	10,915	10,938
Other liabilities	374	395
Mortgage notes payable	22,948	23,048
Total liabilities	34,545	34,615

Partners' Deficit
General partner	(799)	(797)
Limited partners	(24,436)	(24,242)
Total partners’ deficit	(25,235)	(25,039)
Total liabilities and partners’ deficit	$ 9,310	$ 9,576

                          See Accompanying Notes to Financial Statements

                                              NATIONAL PROPERTY INVESTORS 6

                                                 STATEMENTS OF OPERATIONS

                                                       (Unaudited)

                                           (In thousands, except per unit data)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Rental income	$ 1,131	$ 1,091
Other income	133	144
Total revenues	1,264	1,235

Expenses:
Operating	492	515
General and administrative	17	25
Depreciation	327	405
Interest	538	533
Property taxes	86	86
Total expenses	1,460	1,564

Net loss	$ (196)	$ (329)

Net loss allocated to general partner (1%)	$ (2)	$ (3)
Net loss allocated to limited partners (99%)	$ (194)	$ (326)

Net loss per limited partnership unit	$ (1.77)	$ (2.98)

                      See Accompanying Notes to Financial Statements

                                            NATIONAL PROPERTY INVESTORS 6

                                      STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                                     (Unaudited)

                                                    (In thousands)

	General	Limited

Partner

Partners

			Total

Partners' deficit at December 31, 2013	$ (797)	$(24,242)	$(25,039)

Net loss for the three months ended
March 31, 2014	(2)	(194)	(196)

Partners' deficit at March 31, 2014	$ (799)	$(24,436)	$(25,235)

                         See Accompanying Notes to Financial Statements

                                     NATIONAL PROPERTY INVESTORS 6

                                       STATEMENTS OF CASH FLOWS

                                             (Unaudited)

                                           (In thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$ (196)	$ (329)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	327	405
Amortization of loan costs	10	10
Change in accounts:
Receivables and deposits	(11)	(35)
Other assets	79	78
Accounts payable	47	(111)
Tenant security deposit liabilities	15	13
Due to affiliates	(23)	138
Other liabilities	(21)	(33)
Net cash provided by operating activities	227	136

Cash flows used in investing activities:
Property improvements and replacements	(60)	(659)

Cash flows used in financing activities:
Payments on mortgage notes payable	(100)	(94)

Net increase (decrease) in cash and cash equivalents	67	(617)
Cash and cash equivalents at beginning of period	261	789
Cash and cash equivalents at end of period	$ 328	$ 172

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 388	$ 394

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 30	$ 20

                                 See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.

At March 31, 2014 and December 31, 2013, the Partnership had outstanding 109,496 units of limited partnership interest.  Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. The number of Units used was 109,496 and 109,524 Units for the three months ended March 31, 2014 and 2013, respectively.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2013 balances to conform to the 2014 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $63,000 and $61,000 for the three months ended March 31, 2014 and 2013, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $12,000 and $51,000 for the three months ended March 31, 2014 and 2013, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2014 and 2013 are construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 and $41,000, respectively.  At December 31, 2013, approximately $163,000 of reimbursements were due to the Managing General Partner and are included in due to affiliates.  There were no such reimbursements due to the Managing General Partner at March 31, 2014.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the three months ended March 31, 2014 or 2013.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the three months ended March 31, 2014 or 2013.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. There were no such advances received during the three months ended March 31, 2014 and 2013. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2014) per annum. Interest expense was approximately $140,000 and $126,000 for the three months ended March 31, 2014 and 2013, respectively.  At March 31, 2014 and December 31, 2013, the total advances and accrued interest owed to AIMCO Properties, L.P. was approximately $10,915,000 and $10,775,000, respectively, and is included in due to affiliates. Subsequent to March 31, 2014, the Partnership paid $100,000 of accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

Upon the sale of the Partnership’s property, NPI Equity will be entitled to an Incentive Compensation Fee equal to 3% of the difference between the sales price of the property and the appraised value for such property at February 1, 1992. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. Prior to 2013, these preferences were met.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2014, the Partnership was charged by Aimco and its affiliates approximately $43,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2014 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $60,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2013.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date. Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy.  The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At March 31, 2014, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $25,753,000.

Note D – Subsequent Event

In April 2014, the Partnership’s property, Colony at Kenilworth Apartments, sustained damages from a fire which affected three apartment units.  The estimated damages are approximately $140,000 and the Partnership expects to receive insurance proceeds.  The Partnership does not expect to record a loss from this event.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2014 and 2013:

	Average Occupancy
Property	2014	2013

Colony at Kenilworth Apartments	88%	94%
Towson, Maryland

The Partnership attributes the decrease in occupancy at Colony at Kenilworth Apartments to competition in the local area.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2014 and 2013 was approximately $196,000 and $329,000, respectively.  The decrease in net loss is due to a decrease in total expenses and an increase in total revenues.

Total expenses decreased primarily due to decreases in operating and depreciation expenses.  Interest, property tax and general and administrative expenses remained relatively constant for the comparable periods. Operating expenses decreased primarily due to a decrease in maintenance expenses as a result of numerous water leaks at the Partnership’s investment property during 2013. Depreciation expense decreased due to assets becoming fully depreciated during 2013.

Included in general and administrative expenses for the three months ended March 31, 2014 and 2013 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in rental income, partially offset by a decrease in other income. Rental income increased due to an increase in the average rental rate and a decrease in bad debt expense, partially offset by a decrease in occupancy.  Other income decreased due to a decrease in cleaning and damage fees and utility reimbursements.

Liquidity and Capital Resources

At March 31, 2014, the Partnership had cash and cash equivalents of approximately $328,000, compared to approximately $261,000 at December 31, 2013.  Cash and cash equivalents increased approximately $67,000 due to approximately $227,000 of cash provided by operating activities, partially offset by approximately $60,000 and $100,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment property.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. There were no such advances received during the three months ended March 31, 2014 and 2013.  The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2014) per annum. Interest expense was approximately $140,000 and $126,000 for the three months ended March 31, 2014 and 2013, respectively.  At March 31, 2014 and December 31, 2013, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $10,915,000 and $10,775,000, respectively, and is included in due to affiliates. Subsequent to March 31, 2014, the Partnership paid $100,000 of accrued interest due to AIMCO Properties L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2014, the Partnership completed approximately $72,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of plumbing upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2014. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates). If cash flows are insufficient for the Partnership to meet its current obligations, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness encumbering Colony at Kenilworth Apartments of approximately $22,948,000 matures in July 2019 and July 2021, at which time balloon payments of approximately $10,415,000 and $9,451,000, respectively, will be due. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made by the Partnership during the three months ended March 31, 2014 and 2013. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2014, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures and repayment of amounts due to affiliates, to permit any distributions to its partners in 2014 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, Aimco and its affiliates owned 76,622 limited partnership units (the “Units”) in the Partnership representing 69.98% of the outstanding Units at March 31, 2014. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.98% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 46,289 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

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

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: April 29, 2014	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: April 29, 2014	By: /s/Stephen B. Waters
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

16.1             Letter dated January 14, 2014 from Ernst & Young LLP. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated January 9, 2014).

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

101              XBRL (Extensible Business Reporting Language). The following materials from National Property Investors 6’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partner’s deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)              As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.