Form 10-K
period 2014-12-31
NATIONAL PROPERTY INVESTORS 6
filed 2015-03-30
CIK 708870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The Partnership has no full time employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the years ended December 31, 2014 and 2013.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 1A. Risk Factors

Not applicable.

Item 2.    Property

The following table sets forth the Partnership's investment in property:

Property	Date of Purchase	Type of Ownership	Use

Colony at Kenilworth Apartments	03/15/84	Fee ownership, subject to first	Apartment
Towson, Maryland		and second mortgages	383 units

On February 2, 2015, the Partnership entered into a sale contract with a third party relating to the sale of Colony at Kenilworth Apartments. The sale is projected to close on March 31, 2015 with a sales price of $44,200,000. The Partnership has determined that certain held for sale criteria have not been met at December 31, 2014 and therefore continues to report the assets and liabilities of Colony at Kenilworth Apartments as held for investment and its operations as continuing operations.

Schedule of Property

Set forth below for the Partnership's investment property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Property	Gross Carrying Value	Accumulated Depreciation	Depreciable Life	Method of Depreciation	Federal Tax Basis

	(in thousands)				(in thousands)
Colony at Kenilworth
Apartments	$31,945	$24,090	5-30 yrs	S/L	$7,573

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

Property	Principal Balance at December 31, 2014	Fixed Interest Rate	Period Amortized	Maturity Date	Principal Balance Due at Maturity (1)

	(in thousands)				(in thousands)
Colony at Kenilworth
Apartments
1st mortgage	$10,970	7.58%	30 yrs	07/01/21	$9,451
2nd mortgage	11,668	5.93%	30 yrs	07/01/19	10,415
	$22,638				$19,866

(1)
See “Note B - Mortgage Notes Payable” to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2014 and 2013 for the property were as follows:

Property	Average Annual Rental Rate		Average Annual Occupancy

	(per unit)
	2014	2013	2014	2013

Colony at Kenilworth Apartments	$13,197	$12,820	93%	90%

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2014 for the property were as follows:

	2014	2014
	Billing	Rate
	(in thousands)

Colony at Kenilworth Apartments (1)	$360	1.20%

(1)    Property’s tax year is not on a calendar year basis.

Capital Improvements

During the year ended December 31, 2014, the Partnership completed approximately $861,000 of capital improvements at Colony at Kenilworth Apartments, consisting primarily of retaining walls, building improvements, air conditioning upgrades and water heater, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2015. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership, a publicly-held limited partnership, offered and sold 109,600 Limited Partnership Units (the “Units”) aggregating $54,800,000. As of December 31, 2014, the Partnership had 109,446 Units outstanding held by 1,874 limited partners of record. Affiliates of the Managing General Partner owned 76,622 Units or 70.01% at December 31, 2014. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made by the Partnership during the years ended December 31, 2014 and 2013. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2014, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures and repayment of amounts due to affiliates, to permit any distributions to its partners in 2015 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, Aimco and its affiliates owned 76,622 Units in the Partnership representing 70.01% of the outstanding Units at December 31, 2014. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.01% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 47,624 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the years ended December 31, 2014 and 2013 was approximately $877,000 and $1,423,000, respectively. The decrease in net loss is due to an increase in total revenues and a decrease in total expenses.

Total revenues increased primarily due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to increases in occupancy and the average rental rate and a decrease in bad debt expense. Other income decreased due to decreases in lease cancellation fees and cleaning and damage fees.

Total expenses decreased due to a decrease in depreciation expense, partially offset by an increase in general and administrative expense. Operating, interest and property tax expenses remained relatively constant for the comparable periods. Depreciation expense decreased due to assets becoming fully depreciated during 2013.

General and administrative expenses increased due to legal and other administrative costs related to a potential sale of the investment property. Also included in general and administrative expenses for the years ended December 31, 2014 and 2013 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In April 2014, Colony at Kenilworth Apartments sustained damages from a fire which affected three apartment units. The estimated damages are approximately $160,000 and the Partnership expects to receive insurance proceeds. During the year ended December 31, 2014, the Partnership incurred reconstruction costs of approximately $133,000 of which approximately $74,000 were repair and clean-up costs that are included in operating expenses. The Partnership does not expect to record a loss from this event.

Liquidity and Capital Resources

At December 31, 2014, the Partnership had cash and cash equivalents of approximately $215,000, compared to approximately $261,000 at December 31, 2013. Cash and cash equivalents decreased approximately $46,000 due to approximately $864,000 of cash used in investing activities, partially offset by approximately$678,000 and $140,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from AIMCO Properties, L.P., partially offset by principal payments made on the mortgages encumbering the Partnership’s investment property.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the years ended December 31, 2014 and 2013, AIMCO Properties, L.P. advanced the Partnership approximately $550,000 and $525,000, respectively, to fund real estate taxes at the Partnership’s investment property. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2014) per annum. Interest expense was approximately $587,000 and $534,000 for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, the Partnership paid $130,000 of accrued interest. At December 31, 2014 and 2013, the total advances and accrued interest owed to AIMCO Properties, L.P. was approximately $11,782,000 and $10,775,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from

AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2015. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates). If cash flows are insufficient for the Partnership to meet its current obligations, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness encumbering Colony at Kenilworth Apartments of approximately $22,638,000 matures in July 2019 and July 2021, at which time balloon payments of approximately $10,415,000 and $9,451,000, respectively, will be due. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made by the Partnership during the years ended December 31, 2014 and 2013. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2014, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures and repayment of amounts due to affiliates, to permit any distributions to its partners in 2015 or subsequent periods.

On February 2, 2015, the Partnership entered into a sale contract with a third party relating to the sale of Colony at Kenilworth Apartments. The sale is projected to close on March 31, 2015 with a sales price of $44,200,000. The Partnership has determined that certain held for sale criteria have not been met at December 31, 2014 and therefore continues to report the assets and liabilities of Colony at Kenilworth Apartments as held for investment and its operations as continuing operations.

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

Item 8.    Financial Statements and Supplementary Data

NATIONAL PROPERTY INVESTORS 6

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2014 and 2013

Statements of Operations - Years ended December 31, 2014 and 2013

Statements of Changes in Partners' Deficit - Years ended December 31, 2014 and 2013

Statements of Cash Flows - Years ended December 31, 2014 and 2013

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners
National Property Investors 6

We have audited the accompanying balance sheets of National Property Investors 6 as of December 31, 2014 and 2013, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 6 at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/Carter & Company, CPA, LLC

Destin, Florida
March 27, 2015

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEETS
(In thousands)

	December 31,
	2014	2013

Assets
Cash and cash equivalents	$215	$261
Receivables and deposits	446	425
Other assets	631	651
Investment property:
Land	1,366	1,366
Buildings and related personal property	30,579	30,076
Total investment property	31,945	31,442
Less accumulated depreciation	(24,090)	(23,203)
Investment property, net	7,855	8,239
Total assets	$9,147	$9,576

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$62	$50
Tenant security deposit liabilities	218	184
Due to affiliates	11,782	10,938
Other liabilities	363	395
Mortgage notes payable	22,638	23,048
Total liabilities	35,063	34,615

Partners' Deficit
General partner	(806)	(797)
Limited partners	(25,110)	(24,242)
Total partners’ deficit	(25,916)	(25,039)
Total liabilities and partners’ deficit	$9,147	$9,576

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Years Ended
	December 31,
	2014	2013
Revenues:
Rental income	$4,680	$4,366
Other income	571	608
Total revenues	5,251	4,974

Expenses:
Operating	2,198	2,189
General and administrative	167	111
Depreciation	1,245	1,574
Interest	2,166	2,158
Property taxes	352	365
Total expenses	6,128	6,397

Net loss	$(877)	$(1,423)

Net loss allocated to general partner (1%)	$(9)	$(14)
Net loss allocated to limited partners (99%)	$(868)	$(1,409)

Net loss per limited partnership unit	$(7.93)	$(12.86)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(In thousands)

	General	Limited
	Partner	Partners	Total

Partners' deficit at December 31, 2012	$(783)	$(22,833)	$(23,616)

Net loss for the year ended
December 31, 2013	(14)	(1,409)	(1,423)

Partners' deficit at December 31, 2013	$(797)	$(24,242)	$(25,039)

Net loss for the year ended
December 31, 2014	(9)	(868)	(877)

Partners' deficit at December 31, 2014	$(806)	$(25,110)	$(25,916)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(877)	$(1,423)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,245	1,574
Amortization of loan costs	39	39
Change in accounts:
Receivables and deposits	(21)	(44)
Other assets	(19)	15
Accounts payable	15	(159)
Tenant security deposit liabilities	34	12
Due to affiliates	294	365
Other liabilities	(32)	80
Net cash provided by operating activities	678	459

Cash flows used in investing activities:
Property improvements and replacements	(864)	(1,128)

Cash flows from financing activities:
Payments on mortgage notes payable	(410)	(384)
Advances from affiliate	550	525
Net cash provided by financing activities	140	141

Net increase (decrease) in cash and cash equivalents	(46)	(528)
Cash and cash equivalents at beginning of period	261	789
Cash and cash equivalents at end of period	$215	$261

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,669	$1,581

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$15	$18

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

Note A – Organization and Summary of Significant Accounting Policies

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

Abandoned Units

During the years ended December 31, 2014 and 2013, the number of limited partnership units (the “Units”) decreased by 50 and 28 Units, respectively, due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net Loss Per Limited Partnership Unit

At December 31, 2014 and 2013, the Partnership had outstanding 109,446 and 109,496 Units, respectively. Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. The number of Units used was 109,496 and 109,524 Units for the years ended December 31, 2014 and 2013, respectively.

Allocation of Income, Loss and Distributions

Net income, net loss and distributions of cash of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

Note A – Organization and Summary of Significant Accounting Policies (continued)

Fair Value of Financial Statements

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement. Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date. Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 includes fair value measurements based on unobservable inputs. The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At December 31, 2014, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $25,657,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $215,000 and $261,000 at December 31, 2014 and 2013, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27.5 years and (2) personal property additions over 5 years.

Deferred Costs

Loan costs of approximately $649,000 at both December 31, 2014 and 2013, less accumulated amortization of approximately $427,000 and $388,000, respectively, are included in other assets and are amortized over the term of the related loan agreements. The total amortization expense for each of the years ended December 31, 2014 and 2013 was approximately $39,000 and is included in interest expense. Amortization expense is expected to be approximately $39,000 for each of the years 2015 through 2018 and approximately $31,000 for 2019.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Note A – Organization and Summary of Significant Accounting Policies (continued)

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

Investment Property

Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with capital additions activities at the property level. The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. The Partnership did not capitalize any costs related to interest, property taxes or insurance during the years ended December 31, 2014 and 2013. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2014 and 2013.

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

Advertising Costs

Advertising costs of approximately $85,000 for the years ended December 31, 2014 and 2013, respectively, were charged to expense as incurred and are included in operating expenses.

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

Note A – Organization and Summary of Significant Accounting Policies (continued)

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

Note B – Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

(in thousands)
Property	Principal Balance at December 31, 2014	Principal Balance at December 31, 2013	Monthly Payment Including Interest	Stated Interest Rate	Maturity Date	Principal Balance Due at Maturity

Colony at Kenilworth Apartments 1st mortgage	$10,970	$11,144	$84	7.58%	7/1/2021	$9,451
Colony at Kenilworth Apartments 2nd mortgage	11,668	11,904	78	5.93%	7/1/2019	10,415
Total	$22,638	$23,048	$162			$19,866

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by pledge of the Partnership's investment property and by a pledge of revenue from the investment property. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2014 are as follows (in thousands):

2015	$438
2016	468
2017	501
2018	535
2019	10,826
Thereafter	9,870
$22,638

Note C – Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable (loss) income (in thousands, except per unit data):

	2014	2013
Net loss as reported	$(877)	$(1,423)
(Deduct) add:
Depreciation differences	400	363
Prepaid rent	(3)	9
Other	(911)	92
Federal taxable loss	$(1,391)	$(959)

Federal taxable (loss) income per limited partnership unit	$(12.58)	$(0.77)

For 2014 and 2013, allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-pro rata amount of taxable loss or income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2014	2013
Net liabilities as reported	$(25,916)	$(25,039)
Land and buildings	6,126	5,810
Accumulated depreciation	(6,408)	(5,488)
Syndication and distribution costs	6,295	6,295
Prepaid rent	20	22
Other	289	197
Net liabilities - tax basis	$(19,594)	$(18,203)

Note D – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $260,000 and $247,000 for the years ended December 31, 2014 and 2013, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $116,000 and $139,000 for the years ended December 31, 2014 and 2013, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2014 and 2013 are construction management services provided by an affiliate of the Managing General Partner of approximately $80,000 and $103,000, respectively. At December 31, 2013, approximately $163,000 of reimbursements were due to the Managing General Partner and are included in due to affiliates.

Note D – Transactions with Affiliated Parties (continued)

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the years ended December 31, 2014 or 2013.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the years ended December 31, 2014 or 2013.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the years ended December 31, 2014 and 2013, AIMCO Properties, L.P. advanced the Partnership approximately $550,000 and $525,000, respectively, to fund real estate taxes at the Partnership’s investment property. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2014) per annum. Interest expense was approximately $587,000 and $534,000 for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, the Partnership paid $130,000 of accrued interest. At December 31, 2014 and 2013, the total advances and accrued interest owed to AIMCO Properties, L.P. was approximately $11,782,000 and $10,775,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2014 and 2013, the Partnership was charged by Aimco and its affiliates approximately $64,000 and $60,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, Aimco and its affiliates owned 76,622 Units in the Partnership representing 70.01% of the outstanding Units at December 31, 2014. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.01% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 47,624 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
Description	Encumbrances (in thousands)	Land	Buildings and Related Personal Property	Net Cost Capitalized Subsequent to Acquisition (in thousands)
Colony at Kenilworth Apartments	$22,638	$1,306	$13,187	$17,452

	Gross Amount At Which Carried
	At December 31, 2014
	(in thousands)
Description	Land	Buildings And Related Personal Property	Total	Accumulated Depreciation (in thousands)	Year of Construction	Date Acquired	Depreciable Life
Colony at Kenilworth Apartments	$1,366	$30,579	$31,945	$24,090	1967	03/84	5-30 yrs

Reconciliation of “Investment Property and Accumulated Depreciation” (in thousands):

	December 31, 2014	December 31, 2013
Investment Property
Balance at beginning of year	$31,442	$31,093
Property improvements and replacements	861	672
Retirement of assets	(358)	(323)
Balance at end of year	$31,945	$31,442

Accumulated Depreciation
Balance at beginning of year	$23,203	$21,952
Additions charged to expense	1,245	1,574
Retirement of assets	(358)	(323)
Balance at end of year	$24,090	$23,203

During the years ended December 31, 2014 and 2013, the Partnership retired and wrote-off property improvements and replacements no longer being used that had a cost basis of approximately $358,000 and $323,000, respectively, and accumulated depreciation of approximately $358,000 and $323,000, respectively, which are included in the table above.

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2014 and 2013 is approximately $38,071,000 and $37,252,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2014 and 2013 is approximately $30,498,000 and $28,691,000, respectively.

Note F – Casualty Event

In April 2014, Colony at Kenilworth Apartments sustained damages from a fire which affected three apartment units. The estimated damages are approximately $160,000 and the Partnership expects to receive insurance proceeds. During the year ended December 31, 2014, the Partnership incurred reconstruction costs of approximately $133,000 of which approximately $74,000 were repair and clean-up costs that are included in operating expenses. The Partnership does not expect to record a loss from this event.

Note G – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Various Federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Potentially hazardous materials may include polychlorinated biphenyls, petroleum-based fuels, lead-based paint, or asbestos. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources and for potential fines or penalties in connection with such damage or with respect to the improper management of hazardous materials. Moreover, private plaintiffs may potentially make claims for personal injury, disease, disability or other infirmities related to the alleged presence of hazardous materials at an apartment community.

Note H – Subsequent Event

On February 2, 2015, the Partnership entered into a sale contract with a third party relating to the sale of Colony at Kenilworth Apartments. The sale is projected to close on March 31, 2015 with a sales price of $44,200,000. The Partnership has determined that certain held for sale criteria have not been met at December 31, 2014 and therefore continues to report the assets and liabilities of Colony at Kenilworth Apartments as held for investment and its operations as continuing operations.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2014, the Partnership’s internal control over financial reporting is effective.

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

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	43	Director and Senior Vice President
John Bezzant	52	Director and Executive Vice President
Ernest M. Freedman	44	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	46	Executive Vice President, General Counsel and Secretary
Paul Beldin	41	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	53	Senior Director of Partnership Accounting

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

Item 11.     Executive Compensation

No directors or officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, as of December 31, 2014, no person or entity was known to own of record or beneficially more than five percent of the limited partnership units (the “Units”) of the Partnership.

	Number of Units	Percentage

AIMCO IPLP, L.P.	48,033	43.89%
(an affiliate of Aimco)
AIMCO Properties, L.P.	28,589	26.12%
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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $260,000 and $247,000 for the years ended December 31, 2014 and 2013, respectively, which are included in operating expense.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $116,000 and $139,000 for the years ended December 31, 2014 and 2013, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2014 and 2013 are construction management services provided by an affiliate of the Managing General Partner of approximately $80,000 and $103,000, respectively. At December 31, 2013, approximately $163,000 of reimbursements were due to the Managing General Partner and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the years ended December 31, 2014 or 2013.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the years ended December 31, 2014 or 2013.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the years ended December 31, 2014 and 2013, AIMCO Properties, L.P. advanced the Partnership approximately $550,000 and $525,000, respectively, to fund real estate taxes at the Partnership’s investment property. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2014) per annum. Interest expense was approximately $587,000 and $534,000 for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, the Partnership paid $130,000 of accrued interest. At December 31, 2014 and 2013, the total advances and accrued interest owed to AIMCO Properties, L.P. was approximately $11,782,000 and $10,775,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on

AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2014 and 2013, the Partnership was charged by Aimco and its affiliates approximately $64,000 and $60,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, Aimco and its affiliates owned 76,622 Units in the Partnership representing 70.01% of the outstanding Units at December 31, 2014. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.01% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 47,624 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14. Principal Accounting Fees and Services

The Managing General Partner has reappointed Carter & Company, CPA, LLC as independent auditors to audit the financial statements of the Partnership for 2015. The aggregate fees billed for services rendered for 2014 and 2013 are described below.

Audit Fees. Fees for audit services totaled approximately $20,000 and $50,000 for 2014 and 2013, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $6,000 for both 2014 and 2013.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2014 and 2013.

Statements of Operations for the years ended December 31, 2014 and 2013.

Statements of Changes in Partners' Deficit for the years ended December 31, 2014 and 2013.

Statements of Cash Flows for the years ended December 31, 2014 and 2013.

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

Date: March 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 27, 2015
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 27, 2015
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 27, 2015
Stephen B. Waters	Accounting

NATIONAL PROPERTY INVESTORS 6

EXHIBIT INDEX

Exhibit		Description of Exhibit

2.1		NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2 to the Partnership's Current Report on Form 8-K dated August 17, 1995.

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

10.39
Purchase and Sale Contract between National Property Investors 6, a California limited partnership, and DRA Fund VIII, LLC, a Delaware limited liability company. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated August 28, 2014.)

10.42
Reinstatement and Amendment to Purchase and Sale Contract between National Property Investors 6, a California limited partnership, and DRA Fund VIII, LLC, a Delaware limited liability company. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated February 2, 2015.)

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

101
XBRL (Extensible Business Reporting Language). The following materials from National Property Investors 6’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.