Form 10-Q
period 2015-03-31
NATIONAL PROPERTY INVESTORS 6
filed 2015-05-15
CIK 708870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2015	December 31, 2014

Assets held for sale:
Cash and cash equivalents	15,652	$215
Receivables and deposits	176	446
Other assets	—	631
Investment property:
Land	—	1,366
Buildings and related personal property	—	30,579
Total investment property	—	31,945
Less accumulated depreciation	—	(24,090)
Investment property, net	—	7,855
Total assets	$15,828	$9,147

Liabilities and Partners' Capital (Deficit)
Liabilities related to assets held for sale:
Accounts payable	$62	$62
Tenant security deposit liabilities	—	218
Due to affiliates	12,778	11,782
Other liabilities	161	363
Mortgage notes payable	—	22,638
Total liabilities	13,001	35,063

Partners' Capital (Deficit)
General partner	(519)	(806)
Limited partners	3,346	(25,110)
Total partners’ capital (deficit)	2,827	(25,916)
Total liabilities and partners’ capital (deficit)	$15,828	$9,147

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF DISCONTINUED OPERATIONS
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended
	March 31,
	2015	2014
Income (loss) from continuing operations	$—	$—
Income (loss) from discontinued operations:
Revenues:
Rental income	1,131	1,131
Other income	137	133
Total revenues	1,268	1,264

Expenses:
Operating	730	492
General and administrative	15	17
Depreciation	295	327
Interest	543	538
Property taxes	89	86
Incentive compensation fee	919	—
Loss on extinguishment of debt	5,373	—
Total expenses	7,964	1,460
Casualty gain	130	—
Gain from sale of discontinued operations	35,309	—
Income (loss) from discontinued operations	28,743	(196)
Net income (loss)	$28,743	$(196)

Net income (loss) allocated to general partner (1%)	$287	$(2)
Net income (loss) allocated to limited partners (99%)	$28,456	$(194)

Income (loss) from continuing operations per limited partnership unit	$—	$—
Income (loss) from discontinued operations per limited partnership unit	260.00	(1.77)
Net income (loss) per limited partnership unit	$260.00	$(1.77)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)
(In thousands)

	General	Limited
	Partner	Partners	Total

Partners' deficit at December 31, 2014	$(806)	$(25,110)	$(25,916)

Net income for the three months ended March 31, 2015	287	28,456	28,743

Partners' (deficit) capital at March 31, 2015	$(519)	$3,346	$2,827

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$28,743	$(196)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of discontinued operations	(35,309)	—
Depreciation	295	327
Amortization of loan costs	39	10
Change in accounts:
Receivables and deposits	270	(11)
Other assets	557	79
Accounts payable	—	47
Tenant security deposit liabilities	(218)	15
Due to affiliates	996	(23)
Other liabilities	(276)	(21)
Net cash used in operating activities	(4,903)	227

Cash flows used in investing activities:
Net proceeds from sale of discontinued operations	43,210	—
Property improvements and replacements	(232)	(60)
Net cash provided by investing activities	42,978	(60)

Cash flows used in financing activities:
Payments on mortgage notes payable	(22,638)	(100)

Net increase in cash and cash equivalents	15,437	67
Cash and cash equivalents at beginning of period	215	261
Cash and cash equivalents at end of period	$15,652	$328

Supplemental disclosure of cash flow information:
Cash paid for interest	$582	$388

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts payable	$—	$30

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.

At March 31, 2015 and December 31, 2014, the Partnership had outstanding 109,446 and 109,496 units of limited partnership interest, respectively. Net income or loss per Limited Partnership Unit is computed by dividing the net income or loss allocated to the limited partners by the number of Limited Partnership Units outstanding at the beginning of the corresponding period.

As discussed in Note C, the Partnership sold its sole investment property on March 31, 2015, and, in accordance with the terms of its Partnership Agreement, has commenced dissolution of the Partnership, which includes repayment of outstanding advances to an affiliate of the Managing General Partner and distribution of remaining amounts available for distribution to the partners.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2014 balances to conform to the 2015 presentation, specifically related to reflecting the discontinued operations and held for sale presentations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $65,000 and $63,000 for the three months ended March 31, 2015 and 2014, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $17,000 and $12,000 for the three months ended March 31, 2015 and 2014, respectively, which is included in general and administrative expenses or capitalized as part of investment property. The portion of these reimbursements capitalized as part of investment property during the three months ended March 31, 2015 and 2014, were comprised of construction management service fees totaling approximately $15,000 and $3,000, respectively.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the three months ended March 31, 2015 or 2014.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. There were no such advances received during the three months ended March 31, 2015 and 2014. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2015) per annum. Interest expense was approximately $153,000 and $140,000 for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, the total advances and accrued interest owed to AIMCO Properties, L.P. was approximately $11,859,000 and $11,782,000, respectively, and is included in Due to Affiliates in the accompanying balance sheets. Subsequent to March 31, 2015, using proceeds from the sale of its investment property, the Partnership repaid the outstanding principal and accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.

Upon the sale of the Partnership’s property, the Managing General Partner was entitled to an Incentive Compensation Fee equal to 3% of the difference between the sales price of the property and the appraised value for such property at February 1, 1992. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. These preferences were satisfied and in connection with the sale of the Partnership’s property, the Partnership accrued an Incentive Compensation Fee of approximately $919,000, which is included in Due to Affiliates in the Partnership’s balance sheet as of March 31, 2015, and which was subsequently paid in April.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2015 and 2014, the Partnership was charged by Aimco and its affiliates approximately $48,000 and $64,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

Note C – Disposition of Investment Property and Discontinued Operations

On March 31, 2015, the Partnership sold Colony of Kenilworth, its sole investment property, to a third party for a total sales price of $44,200,000. The net proceeds realized by the Partnership were approximately $43,210,000, after payment of closing costs of $987,000. The Partnership recognized a gain of approximately $35,309,000 as a result of the sale.

In connection with the sale, the Partnership repaid the outstanding balances of property loans encumbering the property, totaling approximately $22,530,000. In connection with the loan repayments, the Partnership recognized a loss on extinguishment of debt of approximately $5,373,000, consisting of approximately $5,161,000 of prepayment penalties, as well as the write off of unamortized deferred financing costs.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 revised the definition of, and the requirements for reporting, a "discontinued operation." Specifically, ASU 2014-08 revised the reporting requirements to only allow a component of an entity, or group of components of an entity, to be reported in discontinued operations if their disposal represents a “strategic shift that has (or will have) a major effect on an entity’s operations and financial results.”

The Partnership adopted the provisions of ASU 2014-08 during the three months ended March 31, 2015, and the Partnership’s management believes the Partnership’s disposition of its sole investment property meets the criteria of a discontinued operation. Accordingly, the Partnership has presented its results of operations for both the three months ended March 31, 2015 and 2014, all of which relate to the operations of the disposed property, as discontinued operations within the accompanying Statements of Discontinued Operations. Additionally, the Partnership’s assets and liabilities have been reclassified as assets held for sale and liabilities related to assets held for sale.

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2015 was approximately $28,743,000 as compared to a net loss of approximately $196,000 during the three months ended March 31, 2014. The increase in net income is due to the gain on sale of the Partnership’s investment property, and partially offset by a loss on debt extinguishment and incentive management fee, both related to the disposition, which are discussed below.

As discussed in Note C to the financial statements in Item 1, on March 31, 2015, the Partnership sold Colony of Kenilworth, its sole investment property, to a third party for a total sales price of $44,200,000. The net proceeds realized by the Partnership were approximately $43,210,000, after payment of closing costs of $987,000. The Partnership recognized a gain of approximately $35,309,000 as a result of the sale.

In connection with the sale, the Partnership repaid the outstanding balances of property loans encumbering the property, totaling approximately $22,530,000. In connection with the loan repayments, the Partnership recognized a loss on extinguishment of debt of approximately $5,373, consisting of approximately $5,161,000 of prepayment penalties, as well as the write off of unamortized deferred financing costs.

Additionally, as discussed in Note B, as a consequence of the sale, the Partnership accrued an Incentive Compensation Fee of approximately $919 payable to the Managing General Partner, which was subsequently paid in April.

Excluding the gain on sale, loss on debt extinguishment and incentive compensation fee, the Partnership recognized a net loss of approximately $273,000 during the three months ended March 31, 2015, as compared to a net loss of $196,000 during the three months ended March 31, 2014. The increase in net loss of approximately $212,000 was primarily due an increase in operating expenses, partially offset by a casualty gain recognized in 2015, as further described below.

Rental and other revenues during the periods were relatively comparable, whereas total expenses (primarily operating expenses), exclusive of the items discussed above, increased by approximately $212,000.

Operating expenses increased by approximately $238,000, primarily due an increase in insurance expense due to the Partnership’s write off of the unamortized portion of its prepaid property hazard insurance policy upon sale of the investment property, as well as an increase in personnel costs resulting in part from higher headcount, and increases in repairs and maintenance.

The increase in operating expenses was partially offset by an approximately $33,000 decrease in depreciation expense due to assets that became fully depreciated.

Liquidity and Capital Resources

At March 31, 2015, the Partnership had cash and cash equivalents of approximately $15,652,000, compared to approximately $215,000 at December 31, 2014. Cash and cash equivalents increased approximately $15,437,000, primarily due to cash provided by investing activities of $42,978,000, consisting primarily of sales proceeds, partially offset by cash used in financing activities of $22,638,000, consisting of payments on mortgage notes payable, and cash used in operating activities of $4,903,000, consisting primarily of the debt prepayment penalties.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. The Partnership received no such advances during the three months ended March 31, 2015 and 2014. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2015) per annum. Interest expense related to amounts payable to AIMCO Properties, L.P. totaled approximately $153,000 and $140,000 for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $11,859,000 and $11,782,000, respectively, and were included in due to affiliates.

Subsequent to March 31, 2015, the Partnership commenced dissolution of the Partnership, which included repayment of outstanding advances to AIMCO Properties, L.P. during April 2015, and will include subsequent distribution of remaining amounts available for distribution to the partners.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, Aimco and its affiliates owned 76,622 limited partnership units (the “Units”) in the Partnership representing 70.01% of the outstanding Units at March 31, 2015. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates.

Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.01% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 47,624 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Assets Held for Sale

The Partnership classifies long-lived assets as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset; the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation is not recorded during the period in which the long-lived asset is classified as held for sale.  When the asset is designated as held for sale, the related assets and liabilities related to the long-lived assets are reclassified within the current and prior period balance sheets.

Revenue Recognition

Prior to the disposition of its investment property, the Partnership generally leased apartment units for twelve-month terms or less. The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease. The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current residents and all receivables due from former residents.

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

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date:	May 15, 2015	By: /s/ Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date:	May 15, 2015	By: /s/ Andrew Higdon
Andrew Higdon
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

101
XBRL (Extensible Business Reporting Language). The following materials from National Property Investors 6’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL: (i) balance sheets, (ii) statements of discontinued operations, (iii) statement of changes in partners' capital (deficit), (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.