Form 10-Q
period 2015-09-30
NATIONAL PROPERTY INVESTORS 6
filed 2015-11-16
CIK 708870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 6

BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2015	December 31, 2014

Assets held for sale:
Cash and cash equivalents	$840	$215
Receivables and deposits	8	446
Other assets	—	631
Investment property:
Land	—	1,366
Buildings and related personal property	—	30,579
Total investment property	—	31,945
Less accumulated depreciation	—	(24,090)
Investment property, net	—	7,855
Total assets	$848	$9,147

Liabilities and Partners' Capital (Deficit)
Liabilities related to assets held for sale:
Accounts payable	$—	$62
Tenant security deposit liabilities	—	218
Due to affiliates	—	11,782
Other liabilities	542	363
Mortgage notes payable	—	22,638
Total liabilities	542	35,063

Partners' Capital (Deficit)
General partner	(544)	(806)
Limited partners	850	(25,110)
Total partners’ capital (deficit)	306	(25,916)
Total liabilities and partners’ capital (deficit)	$848	$9,147

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF DISCONTINUED OPERATIONS
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income (loss) from continuing operations	$—	$—	$—	$—
Income (loss) from discontinued operations:
Revenues:
Rental income	—	1,175	1,131	3,459
Other income	—	160	137	434
Total revenues	—	1,335	1,268	3,893

Expenses:
Operating	—	696	731	1,727
General and administrative	6	64	39	107
Depreciation	—	308	295	940
Interest	—	544	543	1,620
Property taxes	—	90	89	262
Incentive compensation fee	—	—	919	—
Loss on extinguishment of debt	—	—	5,373	—
Total expenses	6	1,702	7,989	4,656
Casualty gain	10	—	140	—
Gain from sale of discontinued operations	(10)	—	35,268	—
Income (loss) from discontinued operations	(6)	(367)	28,687	(763)
Net income (loss)	$(6)	$(367)	$28,687	$(763)

Net income (loss) allocated to general partner (1%)	$—	$(4)	$287	$(8)
Net income (loss) allocated to limited partners (99%)	$(6)	$(363)	$28,400	$(755)

Income (loss) from continuing operations per limited partnership unit	$—	$—	$—	$—
Income (loss) from discontinued operations per limited partnership unit	$(0.06)	$(3.32)	$259.49	$(6.90)
Net income (loss) per limited partnership unit	$(0.06)	$(3.32)	$259.49	$(6.90)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)
(In thousands)

	General	Limited
	Partner	Partners	Total

Partners' deficit at December 31, 2014	$(806)	$(25,110)	$(25,916)

Net income	287	28,400	28,687

Distributions	(25)	(2,440)	(2,465)

Partners' (deficit) capital at September 30, 2015	$(544)	$850	$306

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 6

STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$28,687	$(763)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of discontinued operations	(35,268)	—
Depreciation	295	940
Amortization of loan costs	39	29
Change in accounts:
Receivables and deposits	438	(45)
Other assets	519	(195)
Accounts payable	(62)	102
Tenant security deposit liabilities	(218)	44
Due to affiliates	(2,104)	138
Other liabilities	(399)	(30)
Net cash used in operating activities	(8,073)	220

Cash flows used in investing activities:
Net proceeds from sale of discontinued operations	43,210	—
Property improvements and replacements	(232)	(595)
Net cash provided by investing activities	42,978	(595)

Cash flows used in financing activities:
Advances from Affiliate	—	550
Payment on Affiliate note payable	(9,678)	—
Payments on mortgage notes payable	(22,638)	(305)
Distribution of sales proceeds	(1,964)	—
Net cash provided by financing activities	(34,280)	245

Net increase in cash and cash equivalents	625	(130)
Cash and cash equivalents at beginning of period	215	261
Cash and cash equivalents at end of period	$840	$131

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,839	$1,287

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts payable	$—	$100

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

At September 30, 2015 and December 31, 2014, the Partnership had outstanding 109,446 and 109,496 units of limited partnership interest, respectively. Net income or loss per Limited Partnership Unit is computed by dividing the net income or loss allocated to the limited partners by the number of Limited Partnership Units outstanding at the beginning of the corresponding period.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $65,000 and $190,000 for the nine months ended September 30, 2015 and 2014, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $17,000 and $89,000 for the nine months ended September 30, 2015 and 2014, respectively, which is included in general and administrative expenses or capitalized as part of investment property. The portion of these reimbursements capitalized as part of investment property during the nine months ended September 30, 2015 and 2014, were comprised of construction management service fees totaling approximately $15,000 and $61,000, respectively.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. No such Partnership management fees were earned or paid during the nine months ended September 30, 2015 or 2014.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. There were no such advances received during the nine months ended September 30, 2015 and 2014. The advances bore interest at the prime rate plus 2% (5.25% at December 31, 2014) per annum. Interest expense was approximately $155,000 and $431,000 for the nine months ended September 30, 2015 and 2014, respectively. At December 31, 2014, the total advances and accrued interest owed to AIMCO Properties, L.P. was approximately $11,782,000 and is included in Due to Affiliates in the accompanying balance sheet. During the nine months ended September 30, 2015, using proceeds from the sale of its investment property, the Partnership repaid the outstanding principal and accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.

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

The Partnership insured its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2015 and 2014, the Partnership was charged by Aimco and its affiliates approximately $48,000 and $43,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

Note C – Disposition of Investment Property and Discontinued Operations

On March 31, 2015, the Partnership sold Colony of Kenilworth, its sole investment property, to a third party for a total sales price of $44,200,000. The net proceeds realized by the Partnership were approximately $43,210,000, after payment of closing costs of $987,000. The Partnership recognized a gain of approximately $35,268,000 as a result of the sale.

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

The Partnership adopted the provisions of ASU 2014-08 during the nine months ended September 30, 2015, and the Partnership’s management believes the Partnership’s disposition of its sole investment property meets the criteria of a discontinued operation. Accordingly, the Partnership has presented its results of operations for the three and six months ended September 30, 2015 and 2014, all of which relate to the operations of the disposed property, as discontinued operations within the accompanying Statements of Discontinued Operations. Additionally, the Partnership’s assets and liabilities have been reclassified as assets held for sale and liabilities related to assets held for sale.

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

Results of Operations

The Partnership’s net income for the nine months ended September 30, 2015 was approximately $28,687,000 as compared to a net loss of approximately $763,000 during the nine months ended September 30, 2014. The increase in net income is due to the gain on sale of the Partnership’s investment property, and partially offset by a loss on debt extinguishment and incentive management fee, both related to the disposition, which are discussed below.

As discussed in Note C to the financial statements in Item 1, on March 31, 2015, the Partnership sold Colony of Kenilworth, its sole investment property, to a third party for a total sales price of $44,200,000. The net proceeds realized by the Partnership were approximately $43,210,000, after payment of closing costs of $987,000. The Partnership recognized a gain of approximately $35,268,000 as a result of the sale. Based on the limited activity subsequent to sale, the discussion of the results of operations is limited to the six month periods.

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

Excluding the gain on sale, loss on debt extinguishment and incentive compensation fee, the Partnership recognized a net loss of approximately $289,000 during the nine months ended September 30, 2015, as compared to a net loss of $763,000 during the nine months ended September 30, 2014. The decrease in net loss of approximately $474,000 was primarily due to lower operating expenses, depreciation and interest expense partially offset by lower revenues resulting from timing of the property sale, as further described below.

Liquidity and Capital Resources

At September 30, 2015, the Partnership had cash and cash equivalents of approximately $840,000, compared to approximately $215,000 at December 31, 2014. Cash and cash equivalents increased approximately $625,000, primarily due to cash provided by investing activities of $42,978,000, consisting primarily of sales proceeds, partially offset by cash used in financing activities of $34,280,000, consisting of payments on mortgage notes payable and repayment of advances from affiliates, and cash used in operating activities of $8,073,000, consisting primarily of the debt prepayment penalties.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. The Partnership received no such advances during the nine months ended September 30, 2015 and 2014. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2014) per annum. Interest expense related to amounts payable to AIMCO Properties, L.P. totaled approximately $155,000 and $431,000 for the nine months ended September 30, 2015 and 2014, respectively. At December 31, 2014, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $11,782,000 and were included in due to affiliates.

Subsequent to the sale of the investment property, during the three months ended September 30, 2015, the Partnership commenced dissolution, which included repayment of outstanding advances to AIMCO Properties, L.P. during April 2015, and to date has included partial distribution of remaining amounts available for distribution to the partners.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, Aimco and its affiliates owned 76,622 limited partnership units (the “Units”) in the Partnership representing 70.01% of the outstanding Units at September 30, 2015. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates.

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

NATIONAL PROPERTY INVESTORS 6

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date:	November 16, 2015	By: /s/ Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date:	November 16, 2015	By: /s/ Andrew Higdon
Andrew Higdon
Senior Vice President and Chief Accounting Officer

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